Form 10-Q
period 1994-05-06
JERSEY CENTRAL POWER & LIGHT CO
filed 1994-05-06
CIK 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended       March 31, 1994


                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

                        Commission file number   1-3141

                       Jersey Central Power & Light Company
                  (Exact name of registrant as specified in its charter)

              New Jersey                               21-0485010
     (State or other jurisdiction of                (I.R.S. Employer)
     incorporation or organization)               Identification No.)

             300 Madison Avenue
          Morristown, New Jersey                      07962-1911
   (Address of principal executive offices)            (Zip Code)

                                  (201) 455-8200
                  (Registrant's telephone number, including area code)

                                       N/A

 (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X   No

          The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994, was as follows:

          Common stock, par value $10 per share: 15,371,270 shares outstanding.

                      Jersey Central Power & Light Company
                          Quarterly Report on Form 10-Q
                                 March 31, 1994



                                Table of Contents



                                                                     Page

 PART I - Financial Information

     Financial Statements:
           Balance Sheets                                               3
           Statements of Income                                         5
           Statements of Cash Flows                                     6

     Notes to Financial Statements                                      7
     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                      18


 PART II - Other Information                                           22


 Signatures                                                            23


                        _________________________________







     The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, subject to the ultimate resolution of the various matters as discussed in Note 1 to the Financial Statements.

                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                            Balance Sheets


                                                                      In Thousands
                                                                  March 31,  December 31,
                                                                    1994        1993
                                                                 (Unaudited)
            ASSETS
            Utility Plant:
              In service, at original cost                       $3 969 009   $3 938 700
              Less, accumulated depreciation                      1 414 845    1 380 540
                 Net utility plant in service                     2 554 164    2 558 160
              Construction work in progress                         111 853      102 178
              Other, net                                            127 446      116 751
                 Net utility plant                                2 793 463    2 777 089




            Current Assets:
              Cash and temporary cash investments                    63 555       17 301
              Special deposits                                        7 124        7 124
              Accounts receivable:
                Customers, net                                      148 085      133 407
                Other                                                47 405       31 912
              Unbilled revenues                                      46 187       57 943
              Materials and supplies, at average cost or less:
                Construction and maintenance                        103 328      102 659
                Fuel                                                 17 673       11 886
              Deferred income taxes                                  17 772       28 650
              Prepayments                                            14 373       58 057
                 Total current assets                               465 502      448 939



            Deferred Debits and Other Assets:
              Three Mile Island Unit 2 deferred costs               137 133      146 284
              Unamortized property losses                           108 035      109 478
              Deferred income taxes                                 113 036      110 794
              Income taxes recoverable through
                future rates                                        125 380      121 509
              Decommissioning funds                                 156 304      139 279
              Special deposits                                       83 821       82 103
              Other                                                 337 226      333 680
                 Total deferred debits and other assets           1 060 935    1 043 127

                 Total Assets                                    $4 319 900   $4 269 155



            The accompanying notes are an integral part of the financial statements.



                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                            Balance Sheets


                                                                        In Thousands
                                                                  March 31,   December 31,
                                                                    1994          1993
                                                                 (Unaudited)
            LIABILITIES AND CAPITAL
            Capitalization:
              Common stock                                       $  153 713   $  153 713
              Capital surplus                                       435 715      435 715
              Retained earnings                                     733 592      724 194
                 Total common stockholder's equity                1 323 020    1 313 622
              Cumulative preferred stock:
                With mandatory redemption                           150 000      150 000
                Without mandatory redemption                         37 741       37 741
              Long-term debt                                      1 215 727    1 215 674

                 Total capitalization                             2 726 488    2 717 037

            Current Liabilities:
              Debt due within one year                               60 008       60 008
              Obligations under capital leases                       85 823       89 631
              Accounts payable:
                Affiliates                                           20 872       34 538
                Other                                               119 704       95 509
              Taxes accrued                                         152 907      119 337
              Deferred energy credits                                14 586       23 633
              Interest accrued                                       29 483       33 804
              Other                                                  55 211       50 950
                 Total current liabilities                          538 594      507 410




            Deferred Credits and Other Liabilities:
              Deferred income taxes                                 574 217      569 966
              Unamortized investment tax credits                     76 894       79 902
              Three Mile Island Unit 2 future costs                  79 818       79 967
              Other                                                 323 889      314 873
                 Total deferred credits and other liabilities     1 054 818    1 044 708

            Commitments and Contingencies (Note 1)



                 Total Liabilities and Capital                   $4 319 900   $4 269 155



            The accompanying notes are an integral part of the financial statements.



                                   JERSEY CENTRAL POWER & LIGHT COMPANY

                                           Statements of Income
                                               (Unaudited)



                                                                     In Thousands
                                                                     Three Months
                                                                    Ended March 31,
                                                                   1994         1993
            Operating Revenues                                   $486 910     $448 634

            Operating Expenses:
              Fuel                                                 30 325       21 389
              Power purchased and interchanged:
                Affiliates                                          2 834        4 319
                Others  144 714                                   150 617
              Deferral of energy and capacity
                costs, net                                         (8 777)       6 323
              Other operation and maintenance                     118 136      103 295
              Depreciation and amortization                        47 759       44 550
              Taxes, other than income taxes                       59 144       55 017
                 Total operating expenses                         394 135      385 510

            Operating Income Before Income Taxes                   92 775       63 124
              Income taxes                                         21 254       11 713
            Operating Income                                       71 521       51 411

            Other Income and Deductions:
              Allowance for other funds used
                during construction                                    57          738
              Other income, net                                    15 434        4 496
              Income taxes                                         (5 537)      (1 789)
                 Total other income
                   and deductions                                   9 954        3 445

            Income Before Interest Charges                         81 475       54 856

            Interest Charges:
              Interest on long-term debt                           23 715       23 934
              Other interest                                        5 313          918
              Allowance for borrowed funds used
                during construction                                  (650)        (826)
                 Total interest charges                            28 378       24 026

            Net Income   53 097                                    30 830
              Preferred stock dividends                             3 699        4 706
            Earnings Available for Common Stock                  $ 49 398     $ 26 124


            The accompanying notes are an integral part of the financial statements.

                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                       Statements of Cash Flows
                                              (Unaudited)
                                                                          In Thousands
                                                                          Three Months
                                                                        Ended March 31,
                                                                        1994       1993
            Operating Activities:
              Income before preferred dividends                       $ 53 097   $ 30 830
              Adjustments to reconcile income to cash provided:
                Depreciation and amortization                           52 974     47 448
                Amortization of property under capital leases            8 605      7 890
                Nuclear outage maintenance costs, net                    5 609    (13 831)
                Deferred income taxes and investment tax
                  credits, net                                           9 277     19 054
                Deferred energy and capacity costs, net                 (8 840)     6 323
                Accretion income                                        (3 388)    (3 628)
                Allowance for other funds used during construction         (57)      (738)
              Changes in working capital:
                Receivables                                            (18 439)   (26 742)
                Materials and supplies                                  (6 456)     2 793
                Special deposits and prepayments                        43 685      7 128
                Payables and accrued liabilities                        27 749      9 533
              Other, net                                               (14 148)    (2 227)
                   Net cash provided by operating activities           149 668     83 833

            Investing Activities:
              Cash construction expenditures                           (46 552)   (48 472)
              Contributions to decommissioning trust                    (4 453)    (4 521)
              Other, net                                                (2 178)    (3 941)
                   Net cash used for investing activities              (53 183)   (56 934)

            Financing Activities:
              Issuance of long-term debt                                     -    129 148
              Decrease in notes payable, net                                 -     (5 700)
              Capital lease principal payments                          (6 532)    (4 348)
              Dividends paid on common stock                           (40 000)         -
              Dividends paid on preferred stock                         (3 699)    (4 706)
                   Net cash (required) provided
                     by financing activities                           (50 231)   114 394

            Net increase in cash and temporary cash
              investments from above activities                         46 254    141 293
            Cash and temporary cash investments,
              beginning of year                                         17 301        140
            Cash and temporary cash investments, end of period        $ 63 555   $141 433

            Supplemental Disclosure:
              Interest paid (net of amount capitalized)               $ 32 708   $ 23 208
              Income taxes paid                                       $     76   $    130
              New capital lease obligations incurred                  $  2 931   $    698



            The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Jersey Central Power & Light Company (the Company), which was incorporated under the laws of New Jersey in 1925, is a wholly owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company is affiliated with Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The Company, Met-Ed and Penelec are referred to herein as the "Company and its affiliates." The Company is also associated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc. (EI). In April 1994, General Portfolios Corporation (GPC) merged into EI, formerly a subsidiary of GPC. EI develops, owns and operates nonutility generating facilities. All of the Company's affiliates are wholly owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN and GPC are referred to as the "GPU System."

     These notes should be read in conjunction with the notes to financial statements included in the 1993 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1993 Annual Report on Form 10-K.

 1.  COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

     The Company has made investments in three major nuclear projects -- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At March 31, 1994, the Company's net investment in TMI-1 and Oyster Creek, including nuclear fuel, was $170 million and $796 million, respectively. TMI-1 and TMI-2 are jointly owned by the Company, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by the Company.

     Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards and experience gained in the construction and operation of nuclear facilities. The Company and its affiliates may also incur costs and experience reduced output at their nuclear plants because of the design criteria prevailing at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including

 1.  COMMITMENTS AND CONTINGENCIES (continued)


 replacement power, any unamortized investment at the end of the plants' useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. Management intends, in general, to seek recovery of any such costs described above through the ratemaking process, but recognizes that recovery is not assured.

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990. After receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

     As a result of the accident and its aftermath, approximately 2,100 individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU, the Company and its affiliates and the suppliers of equipment and services to TMI-2, and are pending in the United States District Court for the Middle District of Pennsylvania (the Court). Some of such claims also seek recovery on the basis of alleged emissions of radioactivity before, during and after the accident.

     If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the Price-Anderson Act, punitive damage awards could have a material adverse effect on the financial position of the Company.

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million, which is the ceiling established by the Price-Anderson Act on the aggregate public liability that may be imposed upon them for the TMI-2 accident.

     The insurers of TMI-2 had been providing a defense against all TMI-2 accident related claims against GPU, the Company and its affiliates and their suppliers under a reservation of rights with respect to any award of punitive damages. However, the defendants in the TMI-2 litigation and the insurers agreed, on March 30, 1994, that the insurers would withdraw their reservation of rights.

 1.  COMMITMENTS AND CONTINGENCIES (continued)



     In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of twelve allegedly representative cases is scheduled to begin in October 1994. On February 18, 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied on February 18, 1994, the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment.

     In an Order issued April 20, 1994, the Court: (1) noted that the plaintiffs have agreed to seek punitive damages only against GPU and the Company and its affiliates; and (2) denied the defendants' motions for interlocutory appeal of the Court's Orders of February 18, 1994, stating in part that the Court is of the opinion that any punitive damages owed must be paid out of and limited to the amount of primary and secondary insurance under the Price-Anderson Act and, accordingly, evidence of the defendants' net worth is not relevant in the pending proceeding.


                         NUCLEAR PLANT RETIREMENT COSTS

     Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy.

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

 1.  COMMITMENTS AND CONTINGENCIES (continued)


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

 TMI-1 AND OYSTER CREEK:

     The Company is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. The Company is also collecting revenues for the cost of removal of nonradiological structures and materials at each plant based on its share ($3.83 million) of an estimated $15.3 million for TMI-1 and $31.6 million for Oyster Creek. Collections from customers for decommissioning expenditures are deposited in external trusts and are classified as Decommissioning Funds on the balance sheet, which includes the interest earned on these funds. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $14 million for TMI-1 and $84 million for Oyster Creek at March 31, 1994. These decommissioning costs are accrued and charged to depreciation expense over the expected service life of each nuclear plant.

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the ratemaking process.

 1.  COMMITMENTS AND CONTINGENCIES (continued)


 TMI-2:

     The Company and its affiliates have recorded a liability, amounting to $229 million, of which the Company's share is approximately $57 million as of March 31, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target. The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.
 The Company and its affiliates have also recorded a liability in the amount of $20 million, of which the Company's share is $5 million, for incremental costs specifically attributable to monitored storage. Such costs are expected to be incurred between 1994 and 2014, when decommissioning is forecast to begin. In addition, the Company and its affiliates have a remaining liability in the amount of $70 million, of which the Company's share is approximately
 $17.5 million, for nonradiological cost of removal. The Company's share of the above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. The Company has made a nonrecoverable contribution of $15 million to an external decommissioning trust. Earnings resulting from decommissioning funds are offset against amounts collectible from customers in Three Mile Island Unit 2 Deferred Costs on the balance sheet.

     The New Jersey Board of Regulatory Commissioners (NJBRC) has granted the Company decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. Management intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

     As a result of TMI-2's entering long-term monitored storage, the Company and its affiliates are incurring incremental annual storage costs of $1 million, of which the Company's share is $.25 million. The Company and its affiliates have deferred the $20 million, of which the Company's share is $5 million, for the total estimated incremental costs attributable to monitored storage through 2014, the expected retirement date of TMI-1. The Company's share of these costs has been recognized in rates by the NJBRC.

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

 1.  COMMITMENTS AND CONTINGENCIES (continued)



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

     Under their insurance policies applicable to nuclear operations and facilities, the Company and its affiliates are subject to retrospective premium assessments of up to $51 million in any one year, of which the Company's share is $31 million, in addition to those payable under the Price-Anderson Act.

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

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the Company expects to expend up to $58 million for air pollution control equipment by the year 2000. The Company reduced the estimate from $145 million to $58 million primarily due to the postponement of a scrubber

 1.  COMMITMENTS AND CONTINGENCIES (continued)



 installation at the Keystone generating station until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel. Costs associated with the capital invested in this equipment and the increased operating costs of the Company's affected station should be recoverable through the ratemaking process.

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

     The Company has entered into agreements with the New Jersey Department of Environmental Protection and Energy for the investigation and remediation of 17 formerly owned manufactured gas plant sites. One of these sites has been repurchased by the Company. The Company has also entered into various cost sharing agreements with other utilities for some of the sites. At March 31, 1994, the Company has an estimated environmental liability of $35 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, the Company believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as the Company does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If the Company is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

     In 1993, the NJBRC approved a mechanism for the recovery of future manufactured gas plant remediation costs through the Company's Levelized Energy Adjustment Clause (LEAC) when expenditures exceed prior collections. The NJBRC decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. At March 31, 1994, the Company has collected from customers $4.6 million in excess of expenditures of $13.3 million. The Company is awaiting a final NJBRC order. The Company is pursuing reimbursement of the above costs from its insurance carriers, and will seek to recover costs to the extent not covered by insurance through this mechanism.

 1.  COMMITMENTS AND CONTINGENCIES (continued)


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

                       OTHER COMMITMENTS AND CONTINGENCIES

     In April 1994, GPU announced it was offering a voluntary enhanced retirement program to certain nonbargaining employees. In addition, in April 1994, Penelec's bargaining units were offered, and accepted, a similar enhanced retirement program. The Company and Met-Ed are negotiating with their respective unions with respect to possible participation of bargaining unit employees in similar enhanced retirement programs. The enhanced retirement programs are part of a corporate realignment that was announced in February 1994. At that time, GPU said that its goal was to achieve
 $80 million in annual cost savings by the end of 1996. If two-thirds of the anticipated eligible bargaining and nonbargaining employees were to accept the offer, depending upon the age and years of service of those employees, the program could result in a 1994 pretax charge to earnings for the GPU System of between $110 million and $120 million.

     The NJBRC has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the New Jersey Public Advocate, Division of Rate Counsel (Rate Counsel), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1993, the Company and the other New Jersey electric utilities filed motions for summary judgment with the NJBRC requesting that the NJBRC dismiss contentions being made by Rate Counsel that adjustments for alleged "double recovery" in prior periods are warranted. Rate Counsel has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double recovery" for the Company for the 1988-92 LEAC periods would be approximately $102 million. In February 1994, the NJBRC ruled that the 1991 LEAC period was considered closed but subsequent periods remain open for further investigation. It is anticipated that the proceeding will be transmitted to the Office of Administrative Law for further action. Management estimates that the potential exposure for LEAC periods subsequent to 1991 is approximately $33 million through February 1995, the end of the current LEAC period. Management is unable to estimate the outcome of this proceeding.

     As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry appears to be moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the Company's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

 1.  COMMITMENTS AND CONTINGENCIES (continued)


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

     The Company has entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements are subject to penalties for nonperformance and other contract limitations. While a few of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase all of the power produced up to the contract limits. The agreements have been approved by the NJBRC and permit the Company to recover energy and demand costs from customers through its energy clause. These agreements provide for the sale of approximately 1,194 MW of capacity and energy to the Company by the mid-to-late 1990s. As of March 31, 1994, facilities covered by these agreements having 661 MW of capacity were in service, and 215 MW are scheduled to commence operation in 1994. Payments pursuant to agreements with nonutility generators are estimated to aggregate $325 million for 1994. The price of the energy and capacity to be purchased under these agreements is determined by

 1.  COMMITMENTS AND CONTINGENCIES (continued)



 the terms of the contracts. The rates payable under a number of these agreements are substantially in excess of current market prices. While the Company has been granted full recovery of these costs from customers by the NJBRC, there can be no assurance that the Company will continue to be able to recover these costs throughout the terms of the related contracts. The emerging competitive market has created additional uncertainty regarding the forecasting of the GPU System's energy supply needs which, in turn, has caused the Company and its affiliates to change their supply strategy to seek shorter term agreements offering more flexibility. At the same time, the Company and its affiliates are attempting to renegotiate, and in some cases buy out, high cost long-term nonutility generation contracts where opportunities arise. The extent to which the Company and its affiliates may be able to do so, however, or recover associated costs through rates, is uncertain. Moreover, these efforts have led to disputes before the NJBRC, as well as to litigation, and may result in claims against the Company for substantial damages. There can be no assurance as to the outcome of these matters.

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


 2.  INCOME TAXES

     In March 1994, as a result of a settlement of a federal income tax refund claims for 1986, the Company and its affiliates recorded net income tax refunds aggregating $17 million, of which the Company's share is $4 million, based on the retirement of TMI-2 for tax purposes.

 2.  INCOME TAXES (continued)


     At the same time, the Company and its affiliates also recorded a total of $46 million of net interest income, of which the Company's share is $11.5 million, representing net interest receivable from the Internal Revenue Service (IRS) associated with this refund settlement. While the Company intends to refund the tax refund amount to its customers, the ultimate disposition of the income tax refund and the associated net interest is subject to regulatory review. Income tax amounts refunded will have no effect on net income.

     In addition, in April 1994, audits of the Company and its affiliates' federal income tax returns for the years 1987 through 1989 were settled with the IRS. Exclusive of the effects of the TMI-2 retirement mentioned above, these settlements had no material effect on the financial position or results of operations of the Company.


 3.  ACCOUNTING POLICIES

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities", which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of FAS 115 did not have a material effect on the financial position of the Company.

                      Jersey Central Power & Light Company

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

     Earnings available for common stock for the first quarter ended March 31, 1994 were $49.4 million compared with $26.1 million for the first quarter of 1993. The increase in earnings for the quarter was primarily due to increased revenues resulting from a February 1993 retail base rate increase, increased sales due to colder-than-normal winter weather as compared with last year's, and nonrecurring net interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2). Earnings also increased due to a performance award of $7.8 million for the operation of the Company's nuclear generating stations. These increases were partially offset by increased operation and maintenance expense due primarily to emergency and storm repairs caused by winter storms.

 REVENUES:

     Total revenues for the first quarter of 1994 increased 8.5% to $486.9 million. The components of this change are as follows:

                                         (In Millions)

 Kilowatt-hour (KWh) revenues
  (excluding energy portion)                 $ 16.3
 Rate increase                                 20.8
 Energy revenues                               (2.0)
 Other revenues                                 3.2
      Increase in revenues                   $ 38.3

 Kilowatt-hour revenues

     KWh revenues increased for the quarter ended March 31, 1994 primarily due to increased sales resulting from the significantly colder-than-normal winter temperatures as compared with last year. An increase in new customers also contributed to the increase.

 Energy revenues

     Changes in energy revenues do not affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues decreased as a result of a January 1994 decrease in the energy cost rates in effect, decreased sales to other utilities and the loss of wholesale customers. These decreases were partially offset by increased sales to ultimate customers.

 Other revenues

     Generally, changes in other revenues do not affect net income as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings as it is substantially recovered through the Company's energy clause. However, reduced reserve capacity expense resulting from the expiration of purchase contracts with other utilities favorably impacted earnings in the first quarter.

 Other operation and maintenance

     Other operation and maintenance expense increased primarily due to emergency and storm repairs caused by winter storms.

 Taxes other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as these taxes are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The increase in other income, net is attributable to interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years in which TMI-2 was retired, and resulted in additional amounts owed for subsequent tax years in which depreciation deductions with respect to TMI-2 had been taken. The net effect on pretax earnings of these refunds for the tax retirement of TMI-2 was an increase of $11.3 million resulting from an increase in interest income of $14.7 million partially offset by an increase in interest expense of $3.4 million.


 INTEREST CHARGES:

     Other interest increased primarily due to the tax retirement of TMI-2 that resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The Company's capital needs were $47 million for cash construction expenditures in the first quarter of 1994. Construction expenditures for the year are currently forecasted to be $281 million. Construction estimates for ongoing system development are expected to remain stable over the next five years. Expenditures for maturing debt are expected to be $60 million for 1994. Management estimates that approximately one-half of the capital needs in 1994 will be satisfied through internally generated funds.

 FINANCING:

     The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through June 1995. Under existing authorization, the Company may issue senior securities in the amount of $275 million, of which $100 million may consist of preferred stock.

 COMPETITION:

     In April 1994, GPU announced it was offering a voluntary enhanced retirement program to certain nonbargaining employees. In addition, in April 1994, Penelec's bargaining units were offered and accepted a similar enhanced retirement program. The Company and Met-Ed are negotiating with their respective unions with respect to possible participation of bargaining unit employees in similar enhanced retirement programs. The enhanced retirement programs are part of a corporate realignment that was announced in February 1994. At that time, GPU said that its goal was to achieve $80 million in annual cost savings by the end of 1996. If two-thirds of the anticipated eligible bargaining and nonbargaining employees were to accept the offer, depending upon the age and years of service of those employees, the program could result in a 1994 pretax charge to earnings for the GPU System of between $110 million and $120 million.

 MEETING ENERGY DEMANDS:

     In 1993, the New Jersey Board of Regulatory Commissioners (NJBRC) asked all electric utilities in the state to assess the economics of their purchase power contracts with nonutility generators to determine whether there were any candidates for potential buy-out or other remedial measures. The Company identified a 100-megawatt (MW) project now under development that it believes is economically undesirable based on current cost projections. In November 1993, the NJBRC directed the Company and the developer to attempt to negotiate contract repricing to a level more consistent with the Company's current avoided cost projections or a contract buy-out. The Company and the developer have not been able to reach an agreement, and pursuant to an NJBRC order, hearings on this matter are being held. The developer is contesting the NJBRC's jurisdiction in this matter in the federal courts.

     In January 1994, the NJBRC issued an order granting two nonutility generators, having a total of 200 MW under contract with the Company, a one-year extension in the in-service date for projects originally scheduled to be operational in 1997. The Company has filed a motion for reconsideration of that order, which is pending before the NJBRC. The Company intends to appeal the order if its motion is not granted.

     In January 1994, the Company issued an all source solicitation for the short-term supply of energy and/or capacity to determine and evaluate the availability of competitively priced power supply options. The Company is seeking proposals from utility and nonutility generation suppliers, for periods of one to eight years in length, that are capable of delivering electric power beginning in 1996. This solicitation is expected to fulfill a significant part of the uncommitted sources identified in the Company's supply plan. The Company has received bids and has begun the evaluation process.

     The NJBRC has approved an agreement among the Company, the NJBRC staff, and a nonutility generator under which the Company has agreed to buy out a power purchase agreement for $2 million. In its order, the NJBRC has allowed the Company to recover $1.2 million of the purchase price, together with a return thereon, through the Company's Levelized Energy Adjustment Clause.

     The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 661 MW of capacity is currently in service and an additional 533 MW are currently scheduled or anticipated to be in service by 1998.

 ENVIRONMENTAL ISSUES:

     To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the Company expects to expend up to $58 million for air pollution control equipment by the year 2000. The estimate was reduced from $145 million primarily due to the postponement of a scrubber installation at the Keystone generating station until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel. Costs associated with the capital invested in this equipment and the increased operating costs of the affected station are expected to be recoverable through the ratemaking process.

                                     PART II


 ITEM 1 -     LEGAL PROCEEDINGS

              Information concerning the current status of certain legal proceedings instituted against the Company and its affiliates as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Notes to Financial Statements is incorporated herein by reference and made a part hereof.

 ITEM 5 -     OTHER EVENTS

              As previously reported, GPUN believes that the Company's Oyster Creek nuclear station currently has sufficient on-site storage capacity to accommodate, under normal operating conditions, its spent nuclear fuel while maintaining the ability to remove the entire reactor core, but that additional on-site storage capacity will be required beginning in 1996 in order to maintain the full core reserve margin. Loss of the full core reserve margin means that off-loading the entire core will not be possible to conduct certain maintenance or repairs, when necessary, in order to restore operation of the plant. Contract commitments with an outside vendor have been made for the construction of incremental spent fuel dry storage capacity need for the period 1996 to 1998 at an estimated cost of $16 million. In March 1994, GPUN received approval from the Lacey Township Zoning Board to build the storage facility. The construction proposal is also contingent upon GPUN meeting certain other requirements including Nuclear Regulatory Commission Approval and licensing. GPUN expects to receive the remaining authorizations necessary by October 1994.

 ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   (12) Statements Showing Computation of Ratio of Earnings to
                        Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JERSEY CENTRAL POWER & LIGHT COMPANY




 May 5, 1994                   By:  /s/ D. Baldassari
                                    D. Baldassari, President




 May 5, 1994                   By:  /s/ P. H. Preis
                                    P. H. Preis, Vice President and Comptroller
                                    (Principal Accounting Officer)