Form 10-Q
period 1994-06-30
JERSEY CENTRAL POWER & LIGHT CO
filed 1994-08-10
CIK 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended        June 30, 1994

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

          The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994, was as follows:

          Common stock, par value $10 per share: 15,371,270 shares outstanding.

                      Jersey Central Power & Light Company
                          Quarterly Report on Form 10-Q
                                  June 30, 1994



                                Table of Contents



                                                                     Page

 PART I - Financial Information

     Financial Statements:
           Balance Sheets                                               3
           Statements of Income                                         5
           Statements of Cash Flows                                     6

     Notes to Financial Statements                                      7
     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                      19


 PART II - Other Information                                           25


 Signatures                                                            26


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



                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                            Balance Sheets


                                                                      In Thousands
                                                                   June 30,  December 31,
                                                                    1994        1993
                                                                 (Unaudited)
            ASSETS
            Utility Plant:
              In service, at original cost                       $4 006 196   $3 938 700
              Less, accumulated depreciation                      1 450 714    1 380 540
                 Net utility plant in service                     2 555 482    2 558 160
              Construction work in progress                         117 838      102 178
              Other, net                                            128 982      116 751
                 Net utility plant                                2 802 302    2 777 089




            Current Assets:
              Cash and temporary cash investments                     2 981       17 301
              Special deposits                                        7 384        7 124
              Accounts receivable:
                Customers, net                                      134 860      133 407
                Other                                                12 192       31 912
              Unbilled revenues                                      68 298       57 943
              Materials and supplies, at average cost or less:
                Construction and maintenance                        104 115      102 659
                Fuel                                                 19 332       11 886
              Deferred income taxes                                   6 606       28 650
              Prepayments                                           196 614       58 057
                 Total current assets                               552 382      448 939



            Deferred Debits and Other Assets:
              Three Mile Island Unit 2 deferred costs               141 153      146 284
              Unamortized property losses                           106 697      109 478
              Deferred income taxes                                 129 314      110 794
              Income taxes recoverable through
                future rates                                        123 431      121 509
              Decommissioning funds                                 158 248      139 279
              Special deposits                                       83 150       82 103
              Other                                                 338 025      333 680
                 Total deferred debits and other assets           1 080 018    1 043 127

                 Total Assets                                    $4 434 702   $4 269 155



            The accompanying notes are an integral part of the financial statements.





                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                            Balance Sheets


                                                                        In Thousands
                                                                   June 30,   December 31,
                                                                    1994          1993
                                                                 (Unaudited)
            LIABILITIES AND CAPITAL
            Capitalization:
              Common stock                                       $  153 713   $  153 713
              Capital surplus                                       435 715      435 715
              Retained earnings                                     705 068      724 194
                 Total common stockholder's equity                1 294 496    1 313 622
              Cumulative preferred stock:
                With mandatory redemption                           150 000      150 000
                Without mandatory redemption                         37 741       37 741
              Long-term debt                                      1 215 779    1 215 674

                 Total capitalization                             2 698 016    2 717 037

            Current Liabilities:
              Debt due within one year                               60 008       60 008
              Notes payable                                         155 387
              Obligations under capital leases                      102 276       89 631
              Accounts payable:
                Affiliates                                           37 384       34 538
                Other                                               109 702       95 509
              Taxes accrued                                          79 342      119 337
              Deferred energy credits                                12 733       23 633
              Interest accrued                                       35 944       33 804
              Other                                                  58 518       50 950
                 Total current liabilities                          651 294      507 410




            Deferred Credits and Other Liabilities:
              Deferred income taxes                                 574 982      569 966
              Unamortized investment tax credits                     75 605       79 902
              Three Mile Island Unit 2 future costs                  84 828       79 967
              Other                                                 349 977      314 873
                 Total deferred credits and other liabilities     1 085 392    1 044 708

            Commitments and Contingencies (Note 1)



                 Total Liabilities and Capital                   $4 434 702   $4 269 155



            The accompanying notes are an integral part of the financial statements.




                                   JERSEY CENTRAL POWER & LIGHT COMPANY

                                           Statements of Income
                                               (Unaudited)

                                                                In Thousands
                                                     Three Months          Six Months
                                                    Ended June 30,       Ended June 30,
                                                    1994      1993       1994       1993
            Operating Revenues                    $458 897 $463 354    $945 807   $911 988

            Operating Expenses:
               Fuel                                 24 322   18 784      54 647     40 173
               Power purchased and interchanged:
                 Affiliates                          2 292    6 096       5 126     10 415
                 Others                            134 849  133 199     279 563    283 816
               Deferral of energy and capacity
                 costs, net                           (266)  18 766      (9 043)    25 089
               Other operation and maintenance     167 850  116 016     285 986    219 311
               Depreciation and amortization        46 402   47 226      94 161     91 776
               Taxes, other than income taxes       54 064   53 939     113 208    108 956
                  Total operating expenses         429 513  394 026     823 648    779 536

            Operating Income Before Income Taxes    29 384   69 328     122 159    132 452
               Income taxes                            114   12 275      21 368     23 988
            Operating Income                        29 270   57 053     100 791    108 464

            Other Income and Deductions:
               Allowance for other funds used
                 during construction                    52      508         109      1 246
               Other income, net                     4 163    3 282      19 597      7 778
               Income taxes                         (1 670)   (1 180)    (7 207)    (2 969)
                  Total other income
                   and deductions                    2 545    2 610      12 499      6 055

            Income Before Interest Charges          31 815   59 663     113 290    114 519

            Interest Charges:
               Interest on long-term debt           23 687   27 075      47 402     51 009
               Other interest                        3 558    1 606       8 871      2 524
               Allowance for borrowed funds used
                 during construction                  (605)    (569)     (1 255)    (1 395)
                  Total interest charges            26 640   28 112      55 018     52 138

            Net Income                               5 175   31 551      58 272     62 381
               Preferred stock dividends             3 699    4 706       7 398      9 412
            Earnings Available for Common Stock   $  1 476 $ 26 845    $ 50 874   $ 52 969


            The accompanying notes are an integral part of the financial statements.



                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                       Statements of Cash Flows
                                              (Unaudited)
                                                                          In Thousands
                                                                           Six Months
                                                                         Ended June 30,
                                                                         1994      1993
            Operating Activities:
              Income before preferred dividends                       $ 58 272   $ 62 381
              Adjustments to reconcile income to cash provided:
                Depreciation and amortization                          103 898     98 170
                Amortization of property under capital leases           16 510     17 243
                Voluntary enhanced retirement program                   46 862          -
                Nuclear outage maintenance costs, net                   10 683     (6 484)
                Deferred income taxes and investment tax
                  credits, net                                           4 088     17 578
                Deferred energy and capacity costs, net                 (8 931)    25 235
                Accretion income                                        (6 772)    (7 252)
                Allowance for other funds used during construction        (109)    (1 246)
              Changes in working capital:
                Receivables                                              7 924    (44 158)
                Materials and supplies                                  (8 903)       571
                Special deposits and prepayments                      (138 816)   (20 785)
                Payables and accrued liabilities                       (41 543)  (208 036)
              Other, net                                               (13 736)   (17 801)
                   Net cash provided (required) by operating
                      activities                                        29 427    (84 584)

            Investing Activities:
              Cash construction expenditures                           (92 425)   (95 721)
              Contributions to decommissioning trust                    (8 205)    (9 041)
              Other, net                                                (5 964)    (8 644)
                   Net cash used for investing activities             (106 594)  (113 406)

            Financing Activities:
              Issuance of long-term debt                                     -    401 036
              Increase in notes payable, net                           155 400     95 300
              Retirement of long term debt                                   -   (246 703)
              Capital lease principal payments                         (15 155)   (10 172)
              Dividends paid on common stock                           (70 000)   (30 000)
              Dividends paid on preferred stock                         (7 398)    (9 412)
                   Net cash provided by financing activities            62 847    200 049

            Net (decrease) increase in cash and temporary
               cash investments from above activities                  (14 320)     2 059
            Cash and temporary cash investments,
              beginning of year                                         17 301        140
            Cash and temporary cash investments, end of period        $  2 981   $  2 199

            Supplemental Disclosure:
              Interest paid (net of amount capitalized)               $ 52 889   $ 62 940
              Income taxes paid                                       $  9 417   $ 22 550
              New capital lease obligations incurred                  $ 27 808   $  9 465


            The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Jersey Central Power & Light Company (the Company), which was incorporated under the laws of New Jersey in 1925, is a wholly owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company is affiliated with Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The Company, Met-Ed and Penelec are referred to herein as the "Company and its affiliates." The Company is also associated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc. (EI). In April 1994, General Portfolios Corporation (GPC) merged into its then subsidiary EI. EI develops, owns and operates nonutility generating facilities. All of the Company's affiliates are wholly owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN and EI are referred to as the "GPU System."

     These notes should be read in conjunction with the notes to financial statements included in the 1993 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1993 Annual Report on Form 10-K.

 1.  COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

     The Company has made investments in three major nuclear projects -- Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At June 30, 1994, the Company's net investment in TMI-1 and Oyster Creek, including nuclear fuel, was $167 million and $796 million, respectively. TMI-1 and TMI-2 are jointly owned by the Company, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by the Company.

     Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities. The Company and its affiliates may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including

 1.  COMMITMENTS AND CONTINGENCIES (continued)


 replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. Management intends, in general, to seek recovery of any such costs described above through the ratemaking process, but recognizes that recovery is not assured.

 TMI-2:

     The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990. After receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

     As a result of the accident and its aftermath, approximately 2,100 individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU, the Company and its affiliates and the suppliers of equipment and services to TMI-2, and are pending in the United States District Court for the Middle District of Pennsylvania. Some of such claims also seek recovery on the basis of alleged emissions of radioactivity before, during and after the accident.

     If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the Price-Anderson Act ($560 million at the time of the accident), punitive damage awards could have a material adverse effect on the financial position of the Company.

     At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million.

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

 1.  COMMITMENTS AND CONTINGENCIES (continued)



     In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of twelve allegedly representative cases is now scheduled to begin in April 1995. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied in February 1994, the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. On July 13, 1994, however, the Court granted defendant's motion for interlocutory appeal of its February 1994 Order, stating that the punitive damage claims and the duty owed by the defendants raise questions of law that contain substantial grounds for differences of opinion.

     In an Order issued in April 1994, the Court: (1) noted that the plaintiffs have agreed to seek punitive damages only against GPU and the Company and its affiliates; and (2) stated in part that the Court is of the opinion that any punitive damages owed must be paid out of and limited to the amount of primary and secondary insurance under the Price-Anderson Act and, accordingly, evidence of the defendants' net worth is not relevant in the pending proceeding.


                         NUCLEAR PLANT RETIREMENT COSTS

     Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy.

     In 1990, the Company and its affiliates submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Company and its affiliates intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding target (in 1994 dollars) for

 1.  COMMITMENTS AND CONTINGENCIES (continued)


 TMI-1 is $157 million, of which the Company's share is $39 million, and for Oyster Creek is $189 million. Based on NRC studies, a comparable funding target for TMI-2 (in 1994 dollars), which takes into account the accident, is $250 million, of which the Company's share is $63 million. The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not actual cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

     In 1988, a consultant to GPUN performed site-specific studies of TMI-1 and Oyster Creek that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of each plant to range from approximately $225 to $309 million, of which the Company's share is $56 to $77 million, and $239 to $350 million, respectively (adjusted to 1994 dollars). In addition, the studies estimated the cost of removal of nonradiological structures and materials for TMI-1 and Oyster Creek at $74 million, of which the Company's share is $19 million, and $48 million, respectively (adjusted to 1994 dollars).

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

 1.  COMMITMENTS AND CONTINGENCIES (continued)


 TMI-1 AND OYSTER CREEK:

     The Company is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. The Company is also collecting revenues, based on estimates, for the cost of removal of nonradiological structures and materials at each plant based on its share ($3.83 million) of an estimated $15.3 million for TMI-1 and $31.6 million for Oyster Creek. Collections from customers for retirement expenditures are deposited in external trusts and are classified as Decommissioning Funds on the balance sheet, which includes the interest earned on these funds. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $16 million for TMI-1 and $93 million for Oyster Creek at June 30, 1994. Oyster Creek and TMI-1 retirement costs are accrued and charged to depreciation expense over the expected service life of each nuclear plant.

     Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the ratemaking process.


 TMI-2:

     The Company and its affiliates have recorded a liability, amounting to $250 million, of which the Company's share is approximately $63 million as of June 30, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target. The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.
 The Company and its affiliates have also recorded a liability in the amount of $20 million, of which the Company's share is $5 million, for incremental costs specifically attributable to monitored storage. Such costs are expected to be incurred between 1994 and 2014, when decommissioning is forecast to begin. In addition, the Company and its affiliates had recorded a liability in the amount of $71 million, of which the Company's share was approximately
 $17.5 million, for nonradiological cost of removal. Expenditures for such costs through June 1994 have reduced the liability to $69 million, of which the Company's share is approximately $17.3 million. The Company's share of the above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 future costs on the balance sheet. The Company has also expensed and made a nonrecoverable contribution of $15 million to an external decommissioning trust. Earnings on trust fund deposits are offset against amounts shown on the balance sheet under Three Mile Island Unit 2 deferred costs as collectible from customers.

     The New Jersey Board of Public Utilities (NJBPU), formerly the New Jersey Board of Regulatory Commissioners, has granted the Company decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. The Company intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

 1.  COMMITMENTS AND CONTINGENCIES (continued)




     As a result of TMI-2's entering long-term monitored storage, in late 1993, the Company and its affiliates began incurring incremental annual storage costs of approximately $1 million, of which the Company's share is $.25 million. The Company and its affiliates estimate that incremental monitored storage costs will total $20 million, of which the Company's share is $5 million, through 2014, the expected retirement date of TMI-1. The Company's share of these costs has been recognized in rates by the NJBPU.

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

     The decontamination liability, premature decommissioning and property damage insurance coverage for the TMI station (TMI-1 and TMI-2 are considered one site for insurance purposes) and for Oyster Creek totals $2.7 billion per site. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used to stabilize the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that, in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

     The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately $9.1 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In July 1994, GPUN received an exemption from the NRC to eliminate the secondary protection requirements for TMI-2.

 1.  COMMITMENTS AND CONTINGENCIES (continued)



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

     To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Company expects to expend up to $58 million for air pollution control equipment by the year 2000. The Company reduced the estimate from $145 million to $58 million primarily due to the postponement of a scrubber installation at the Keystone generating station until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. Management believes that costs associated with the capital invested in this equipment and the increased operating costs of the Company's affected station should be recoverable through the ratemaking process.

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

 1.  COMMITMENTS AND CONTINGENCIES (continued)




 of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup,
 (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Company.

     The Company has entered into agreements with the New Jersey Department of Environmental Protection, formerly the New Jersey Department of Environmental Protection and Energy, for the investigation and remediation of 17 formerly owned manufactured gas plant sites. One of these sites has been repurchased by the Company. The Company has also entered into various cost sharing agreements with other utilities for some of the sites. At June 30, 1994, the Company has an estimated environmental liability of $35 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, the Company believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as the Company does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If the Company is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

     In 1993, the NJBPU approved a mechanism similar to the Company's
 Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. The NJBPU decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. At June 30, 1994, the Company has collected from customers $4.0 million in excess of expenditures of $13.9 million. The Company is awaiting a final NJBPU order. The Company is pursuing reimbursement of the above costs from its insurance carriers, and will seek to recover costs to the extent not covered by insurance through this mechanism.

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

 1.  COMMITMENTS AND CONTINGENCIES (continued)



                       OTHER COMMITMENTS AND CONTINGENCIES

     During the second quarter, GPU announced it was offering voluntary enhanced retirement programs to certain employees. The enhanced retirement programs are part of a corporate realignment announced in February 1994. At that time, GPU said that its goal was to achieve $80 million in annual cost savings by the end of 1996. Approximately 82% of eligible employees have accepted the retirement programs, resulting in a pre-tax charge to earnings of $127 million, of which the Company's share was $47 million. These charges are included as Other operation and maintenance expense on the Income Statement.

     The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Office of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1993, the Company and the other New Jersey electric utilities filed motions for summary judgment with the NJBPU requesting that the NJBPU dismiss contentions being made by Ratepayer Advocate that adjustments for alleged "double recovery" in prior periods are warranted. Ratepayer Advocate has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double recovery" for the Company for the 1988-92 LEAC periods would be approximately $102 million. In February 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEAC periods remain open for further investigation. It is anticipated that the proceeding will be transmitted to the Office of Administrative Law for further action. Management estimates that the potential exposure for LEAC periods subsequent to 1991 is approximately $28 million through February 1995, the end of the current LEAC period. Management is unable to estimate the outcome of this proceeding.

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

     If a portion of the Company's operations continues to be regulated and meets the above criteria, FAS 71 accounting may only be applied to that portion. Write-offs of utility plant and regulatory assets may result for those operations that no longer meet the requirements of FAS 71. In addition, under deregulation, the uneconomical costs of certain contractual commitments for purchased power and/or fuel supplies may have to be expensed currently. Management believes that to the extent that the Company no longer qualifies for FAS 71 accounting treatment, a material adverse effect on its results of operations and financial position may result.

     The Company has entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements are subject to penalties for nonperformance and other contract limitations. While a few of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase all of the power produced up to the contract limits. The agreements have been approved by the NJBPU and permit the Company to recover energy and demand costs from customers through its energy clause. These agreements provide for the sale of approximately 1,197 MW of capacity and energy to the Company by the mid-to-late 1990s. As of June 30, 1994, facilities covered by these agreements having 664 MW of capacity were in service, with another 215 MW scheduled to commence operation in 1994. Payments pursuant to agreements with nonutility generators are estimated to aggregate $325 million for 1994. The price of the energy and capacity to be purchased under these agreements is determined by the terms of the contracts. The rates payable under a number of these

 2.  COMMITMENTS AND CONTINGENCIES  (continued)



 agreements are substantially in excess of current market prices. While the Company has been granted full recovery of these costs from customers by the NJBPU, there can be no assurance that the Company will continue to be able to recover these costs throughout the terms of the related contracts. The emerging competitive market has created additional uncertainty regarding the forecasting of the GPU System's energy supply needs which, in turn, has caused the Company and its affiliates to change their supply strategy to seek shorter term agreements offering more flexibility. At the same time, the Company and its affiliates are attempting to renegotiate, and in some cases buy out, high cost long-term nonutility generation contracts where opportunities arise. The extent to which the Company and its affiliates may be able to do so, however, or recover associated costs through rates, is uncertain. Moreover, these efforts have led to disputes before the NJBPU, as well as to litigation, and may result in claims against the Company for substantial damages. There can be no assurance as to the outcome of these matters.

     The Company's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $10 million. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC.

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


 2.  INCOME TAXES

     In March 1994, as a result of a settlement of a federal income tax refund claim for 1986, the Company and its affiliates recorded net income tax refunds aggregating $17 million, of which the Company's share is $4 million, based on the retirement of TMI-2 for tax purposes. The Company intends to refund the tax refund amounts to its customers by reducing the recovery period for its investment in TMI-2. Income tax amounts refunded will have no effect on net income.

 2.  INCOME TAXES (continued)


     At the same time, the Company and its affiliates also recorded a total of $46 million of net interest income, of which the Company's share is $11.5 million, representing net interest receivable from the Internal Revenue Service associated with this refund settlement.

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

 RESULTS OF OPERATIONS

     Earnings available for common stock for the three months ended June 30, 1994 were $1.5 million compared with $26.8 million for the three months ended June 30, 1993. For the six months ended June 30, 1994, earnings available for common stock decreased to $50.9 million from $53.0 million for the comparable period in 1993.

     Earnings for the three months ended June 30, 1994 were negatively affected by a second quarter charge of $46.9 million ($30.3 million after taxes) for costs related to the voluntary enhanced retirement programs. The same factor that affected the quarterly results also affected results for the six-month period.

     Earnings for the six months ended June 30, 1994 were positively affected by nonrecurring net interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2), increased sales due primarily to the colder-than-normal winter weather as compared with last year's, increased revenues resulting from the continued positive effects of a February 1993 retail base rate increase, and a performance award of $7.8 million for the operation of the Company's nuclear generating stations. Increased other operation and maintenance expense, which included emergency and winter storm repair costs, more than offset the increases detailed above, resulting in an earnings decrease in the six month period.

 OPERATING REVENUES:

     Total revenues of $458.9 million for the three months ended June 30, 1994 were lower by 1.0% compared with the three months ended June 30, 1993. Total revenues for the six months ended June 30, 1994 increased 3.7% to $945.8 million compared with the same period in 1993. The components of the changes are as follows:

                                                     (In Millions)
                                             Three Months      Six Months
                                                 Ended           Ended
                                             June 30, 1994   June 30, 1994
 Kilowatt-hour (KWh) revenues
  (excluding energy portion)                     $ 5.2           $21.5
 Rate increase                                       -            20.8
 Energy revenues                                 (11.1)          (13.1)
 Other revenues                                    1.4             4.6
      (Decrease)/Increase in revenues            $(4.5)          $33.8

 Kilowatt-hour revenues

     KWh revenues increased in the three and six months ended June 30, 1994 primarily due to increased sales resulting from seasonal weather effects, particularly the colder-than-normal winter as compared with last year, and an increase in new customers. These increases were partially offset by decreased nonweather-related usage.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues decreased in each period as a result of a January 1994 decrease in the energy cost rates in effect, decreased sales to other utilities and the loss of wholesale customers. For the six month period, these decreases were partially offset by increased sales to ultimate customers.

 Other revenues

     Generally, changes in other revenues do not affect net income as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings as it is substantially recovered through the Company's energy clause. However, earnings for the three and six months ended June 30, 1994 were favorably impacted by a reduction in reserve capacity expense primarily resulting from the replacement at lower rates of expiring utility purchase contracts.

 Other operation and maintenance

     The increase in other operation and maintenance expense for the three and six months ended June 30, 1994 is largely attributable to a $46.9 million charge for costs related to the voluntary enhanced retirement programs. Other operation and maintenance expense also increased in the six-month period due to emergency and winter storm repairs.

       For more information concerning charges for the voluntary enhanced retirement programs and their effect on the GPU System, see Competition in the Liquidity and Capital Resources section below.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The increase in the six-month period is principally due to nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 INTEREST CHARGES:

     Interest on long-term debt decreased for both periods as a result of lower interest rates associated with the refinancing of higher cost debt. For the three month period, interest on long-term debt also decreased as a result of a reduction in long-term debt outstanding.

     Other interest increased in the six-month period primarily due to the tax retirement of TMI-2, which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.


 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The Company's capital needs were $92 million for cash construction expenditures in the six months ended June 30, 1994. The GPU System's construction expenditures for the year were originally forecasted to be $663 million, of which the Company's share was $275 million, and for the 1994/1995 period totaled $1.3 billion. In conjunction with the GPU System's plans to enhance its competitive position, the 1994/1995 construction forecast had been reduced to $1.2 billion. As a result of the adverse Pennsylvania rate treatment of TMI-2 retirement costs, the GPU System's goal is to further reduce its construction spending by $100 million, bringing the 1994/1995 construction forecast to $1.1 billion. The GPU System's latest construction forecast for 1994 reflects a reduced spending level of $586 million, of which the Company's share is $249 million. In addition, the Company's affiliates, Met-Ed and Penelec, plan to begin making nonrecoverable funding contributions to external trusts in the second half of 1995 to fund their share of the TMI-2 retirement costs. Expenditures for maturing debt are expected to be $60 million for 1994. Management estimates that approximately one-half of the 1994 capital needs will be satisfied through internally generated funds.

 FINANCING:

     The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through June 1995. Under existing authorization, the Company may issue senior securities in the amount of $275 million, of which $100 million may consist of preferred stock. The Company currently has the ability to issue $258 million of first mortgage bonds on the basis of previously issued and retired bonds, and has interest and dividend coverage ratios currently well in excess of indenture and charter restrictions. The Company also has regulatory authority to issue short-term debt, a portion of which may be commercial paper.

       The Company's ability to obtain external financing is reflected in its security ratings, which are periodically reviewed by the three major credit rating agencies. In June 1994, Standard & Poor's (S&P) and Duff & Phelps (D&P) lowered the security ratings of the Company, citing relatively high customer rates and a perceived credit risk associated with large purchase power commitments. As a result of these actions, S&P and D&P assigned the Company's first mortgage bonds a BBB+ rating, preferred stock a BBB rating, and commercial paper a Duff 2 rating.

       The S&P rating outlook, which is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry, was also revised for the Company. The Company was revised to "stable" from "negative" since S&P thought the newly assigned BBB+ bond rating should be sustainable going forward without further decline anticipated in the near term.

       Following a review that was prompted by the Pennsylvania Court's order denying recovery of TMI-2 future costs, Moody's downgraded the Company's and its affiliates' credit ratings in August 1994 citing the Company's affiliates' weakened financial flexibility and constraints on GPU's plans to strengthen the Company's and its affiliates' financial profiles to meet competitive challenges. Moody's now assigns the Company's first mortgage bonds an equivalent BBB+ rating, preferred stock an equivalent BBB rating and commercial paper a Prime 2 rating. Though unaffected by the Court's order, the Company's credit ratings were reduced for similar System and industry reasons. S&P determined that the Company's rating outlook will be unaffected by the Court order. Although credit quality has been reduced, the Company's credit ratings remain above investment grade.

       In June 1994, Moody's announced that it developed a new method to calculate the minimum price an electric utility must charge its customers in order to recover all of its generation costs. Moody's believes that an assessment of relative cost position will become increasingly critical to the credit analysis of electric utilities in a competitive marketplace. However, specific rating actions are not anticipated until the pace and implications of utility market deregulation are more certain.

 GPU GENERATION CORPORATION:

       In March 1994, the Company and its affiliates filed applications seeking regulatory approval to enter into operating agreements with GPU Generation Corporation (GPUGC) pursuant to GPU's reorganization plan announced in February 1994. If the applications are approved, GPUGC would undertake responsibility for the operation, maintenance and rehabilitation of all nonnuclear generation facilities owned and operated by the Company and its affiliates as well as the responsibility for the design, construction, start-up and tests of any new nonnuclear generation facilities that the Company and its affiliates may need in the future. The Company's and its affiliates' applications are pending before the New Jersey Board of Public Utilities (NJBPU, formerly the New Jersey Board of Regulatory Commissioners), the Pennsylvania Public Utility Commission and the Securities and Exchange Commission (SEC). One of Penelec's municipal wholesale customers has requested that the SEC hold an evidentiary hearing on the Company and its affiliates' application.

 COMPETITION:

       In April 1994, GPU announced that it offered voluntary enhanced retirement programs to certain bargaining and nonbargaining employees as part of a corporate realignment plan designed to reduce costs and enhance GPU's future competitive position in the changing electric utility industry. Results for the three months ended June 30, 1994 reflect the acceptance by approximately 1,350 employees, representing about 11% of the GPU System work force. The future annual payroll savings expected from the retirement program are estimated to be $59 million. The early retirement costs will be paid from pension and postretirement benefit plan trusts. Savings from the programs reflect limiting the replacement of employees to 10%, and are expected to begin in the third quarter of 1994.

       In May 1994, the NJBPU approved the Company's request to enter into individual contracts to provide electric service to large commercial and industrial customers.

       In June 1994, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking regarding the recovery by utilities of legitimate and verifiable stranded costs. Among other things, the FERC has proposed that utilities be allowed to recover such stranded costs associated with existing wholesale requirements contracts but not under new wholesale contracts unless expressly provided for in the contracts. With respect to so-called retail stranded costs, while the FERC stated a "strong" policy preference that state regulatory agencies address recovery of these costs, the FERC also set forth alternative proposals for how it would address the matter if the states failed to do so. Subsequent to the FERC's Notice of Proposed Rulemaking, however, the U.S. Court of Appeals for the District of Columbia in an unrelated case questioned the FERC's authority to permit utilities to recover stranded costs. The Court directed that the FERC conduct an evidentiary hearing in the case to determine whether permitting stranded cost recovery was so inherently anticompetitive as to violate antitrust laws.

 MEETING ENERGY DEMANDS:

       In 1993, the NJBPU asked all electric utilities in the state to assess the economics of their purchase power contracts with nonutility generators to determine whether there are any candidates for potential buy-out or other remedial measures. The Company identified a 100-megawatt (MW) project now under development that it believes is economically undesirable based on current cost projections. In November 1993, the NJBPU directed the Company and the developer to attempt to negotiate contract repricing to a level more consistent with the Company's current avoided cost projections or a contract buy-out. The Company and the developer were unable to reach an agreement, and pursuant to an NJBPU order, hearings on this matter are being held. The developer has contested the NJBPU's authority in this matter in the federal courts. In March 1994, the U.S. District Court granted the Company's motion to dismiss the developer's complaint, holding that the federal courts did not
 have jurisdiction.   The developer has appealed the decision to the U.S. Court
 of Appeals.

       In January 1994, the NJBPU issued an order granting two nonutility generators, having a total of 200 MW under contract with the Company, an extension in the in-service date for projects originally scheduled to be operational in 1997. The Company appealed the NJBPU's decision to the Appellate Division of the New Jersey Superior Court in June 1994. The NJBPU order extends the in-service date for one year plus the period until the Company's appeals are decided.

       In January 1994, the Company issued an all source solicitation for the short-term supply of energy and/or capacity to determine and evaluate the availability of competitively priced power supply options. The Company is seeking proposals from utility and nonutility generation suppliers, for periods of one to eight years in length, that are capable of delivering electric power beginning in 1996. This solicitation is expected to fulfill a significant part of the uncommitted sources identified in the Company's supply plan. The Company received bids and is continuing the evaluation process, which is expected to be completed during the third quarter of 1994.

       The Company is contesting before the NJBPU the request of one nonutility generation developer to unilaterally extend the project's commercial operation date, and has opposed the request of another potential developer for a long-term contract to sell the Company 200 MW of energy annually. In June 1994, the NJBPU denied the first developer's petition. The NJBPU has transmitted the other developer's petition to the Administrative Law Office as a contested case for evidentiary hearings.

       The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 664 MW of capacity is currently in service and an additional 533 MW are currently scheduled or anticipated to be in service by 1999.

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

 ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              By Consent of the Sole Stockholder dated May 17, 1994, the following were elected directors of the Company for the ensuing year:

                        R. C. Arnold                    G. E. Persson
                        D. Baldassari                   P. H. Preis
                        J. G. Graham                    S. C. Van Ness
                        J. R. Leva                      S. B. Wiley
                        M. P. Morrell

 ITEM 5 -     OTHER EVENTS

              As previously reported, GPUN believes that the Company's Oyster Creek nuclear station will require additional on-site storage capacity, beginning in 1996, in order to maintain its full core reserve margin. Loss of the full core reserve margin would mean that off-loading the entire core would not be possible to conduct certain maintenance or repairs, when necessary, in order to restore operation of the plant. Lacey Township has issued a construction permit and construction of the estimated $16 million dry storage facility commenced during July 1994. On May 19, 1994, however, Berkeley Township and other parties appealed the use variance granted by the Lacey Township Zoning Board. The appeal, which is pending in the New Jersey Supreme Court, is not expected to interrupt the construction schedule for the storage facility.

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


                               JERSEY CENTRAL POWER & LIGHT COMPANY




 August 9, 1994                By:  /s/ D. Baldassari
                                    D. Baldassari, President




 August 9, 1994                By:  /s/ P. H. Preis
                                    P. H. Preis, Vice President and Comptroller
                                    (Principal Accounting Officer)


                                                                    Exhibit 12
                                                                    Page 1 of 2

                      JERSEY CENTRAL POWER & LIGHT COMPANY
      STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                 AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
       AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                 (In Thousands)
                                    UNAUDITED
                                                Six Months Ended
                                        June 30, 1993     June 30, 1994
 OPERATING REVENUES                        $911 988         $945 807

 OPERATING EXPENSES                         779 536          823 648
     Interest portion
     of rentals (A)                           5 265            5 502
       Net expense                          774 271          818 146

 OTHER INCOME:
     Allowance for funds
       used during
       construction                           2 641            1 364
     Other income, net                        7 778           19 597
       Total other income                    10 419           20 961

 EARNINGS AVAILABLE FOR FIXED
   CHARGES AND PREFERRED
   STOCK DIVIDENDS
   (excluding taxes
   based on income)                        $148 136         $148 622

 FIXED CHARGES:
     Interest on funded
       indebtedness                        $ 51 009         $ 47 402
     Other interest                           2 524            8 871
     Interest portion
       of rentals (A)                         5 265            5 502
        Total fixed charges                $ 58 798         $ 61 775

 RATIO OF EARNINGS TO
   FIXED CHARGES                               2.52             2.41

 Preferred stock dividend
   requirement                                9 412            7 398
 Ratio of income before
   provision for income
   taxes to net income (B)                    143.2%           149.0%
 Preferred stock dividend
   requirement on a pretax
   basis                                     13 478           11 023
 Fixed charges, as above                     58 798           61 775
        Total fixed charges
          and preferred
          stock dividends                  $ 72 276         $ 72 798

 RATIO OF EARNINGS TO
   COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS               2.05             2.04



                                                                 Exhibit 12
                                                                 Page 2 of 2




                      JERSEY CENTRAL POWER & LIGHT COMPANY
      STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                 AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
       AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                 (In Thousands)
                                    UNAUDITED





 NOTES:


 (A) The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from Operating Expenses.

 (B) Represents income before provision for income taxes of $86,847 and $89,338, for the six months ended June 30, 1994 and June 30, 1993, respectively, divided by net income of $58,272 and $62,381, respectively.