Form 10-Q
period 1994-09-30
JERSEY CENTRAL POWER & LIGHT CO
filed 1994-11-07
CIK 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q


  (Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        September 30, 1994

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

           The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1994, was as follows:

           Common stock, par value $10 per share: 15,371,270 shares outstanding.





                       Jersey Central Power & Light Company
                           Quarterly Report on Form 10-Q
                                September 30, 1994



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

                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                            Balance Sheets

                                                                     In Thousands
                                                               September 30, December 31,
                                                                   1994          1993
                                                                (Unaudited)
            ASSETS
            Utility Plant:
              In service, at original cost                       $4 035 234   $3 938 700
              Less, accumulated depreciation                      1 486 143    1 380 540
                 Net utility plant in service                     2 549 091    2 558 160
              Construction work in progress                         143 172      102 178
              Other, net                                            124 862      116 751
                 Net utility plant                                2 817 125    2 777 089


            Other Property and Investments:
              Nuclear decommissioning trusts                        166 889      139 279
              Nuclear fuel disposal fund                             84 884       82 095
              Other, net                                              5 807        5 802
                 Total other property and investments               257 580      227 176


            Current Assets:
              Cash and temporary cash investments                       953       17 301
              Special deposits                                        7 384        7 124
              Accounts receivable:
                Customers, net                                      143 971      133 407
                Other                                                10 319       31 912
              Unbilled revenues                                      48 644       57 943
              Materials and supplies, at average cost or less:
                Construction and maintenance                        100 418      102 659
                Fuel                                                 16 016       11 886
              Deferred income taxes                                   1 799       28 650
              Prepayments                                           199 703       58 057
                 Total current assets                               529 207      448 939



            Deferred Debits and Other Assets:
              Three Mile Island Unit 2 deferred costs               138 307      146 284
              Unamortized property losses                           105 346      109 478
              Deferred income taxes                                 125 598      110 794
              Income taxes recoverable through
                future rates                                        124 354      121 509
              Other                                                 324 152      327 886
                 Total deferred debits and other assets             817 757      815 951

                 Total Assets                                    $4 421 669   $4 269 155



            The accompanying notes are an integral part of the financial statements.


                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                            Balance Sheets


                                                                        In Thousands
                                                                September 30, December 31,
                                                                    1994          1993
                                                                 (Unaudited)
            LIABILITIES AND CAPITAL
            Capitalization:
              Common stock                                       $  153 713   $  153 713
              Capital surplus                                       435 715      435 715
              Retained earnings                                     745 943      724 194
                 Total common stockholder's equity                1 335 371    1 313 622
              Cumulative preferred stock:
                With mandatory redemption                           150 000      150 000
                Without mandatory redemption                         37 741       37 741
              Long-term debt                                      1 215 822    1 215 674

                 Total capitalization                             2 738 934    2 717 037

            Current Liabilities:
              Debt due within one year                               20 009       60 008
              Notes payable                                          98 936          -
              Obligations under capital leases                      102 638       89 631
              Accounts payable:
                Affiliates                                           49 976       34 538
                Other                                                90 612       95 509
              Taxes accrued                                         149 406      119 337
              Deferred energy credits                                12 094       23 633
              Interest accrued                                       29 233       33 804
              Other                                                  53 732       50 950
                 Total current liabilities                          606 636      507 410




            Deferred Credits and Other Liabilities:
              Deferred income taxes                                 577 185      569 966
              Unamortized investment tax credits                     74 359       79 902
              Three Mile Island Unit 2 future costs                  84 732       79 967
              Other                                                 339 823      314 873
                 Total deferred credits and other liabilities     1 076 099    1 044 708

            Commitments and Contingencies (Note 1)



                 Total Liabilities and Capital                   $4 421 669   $4 269 155




            The accompanying notes are an integral part of the financial statements.


                                    JERSEY CENTRAL POWER & LIGHT COMPANY

                                            Statements of Income
                                                 (Unaudited)

                                                                  In Thousands
                                                       Three Months            Nine Months
                                                  Ended September 30,     Ended September 30,
                                                     1994       1993        1994       1993
            Operating Revenues                    $567 827   $576 268  $1 513 634  $1 488 256

            Operating Expenses:
               Fuel                                 25 950     32 569      80 597      72 742
               Power purchased and interchanged:
                 Affiliates                          8 068     12 476      13 194      22 891
                 Others                            157 519    157 163     437 082     440 979
               Deferral of energy and capacity
                 costs, net                            832      5 020      (8 211)    30 109
               Other operation and maintenance     126 864    115 853     412 850     335 164
               Depreciation and amortization        46 943     46 200     141 104     137 976
               Taxes, other than income taxes       64 773     67 002     177 981     175 958
                  Total operating expenses         430 949    436 283   1 254 597   1 215 819

            Operating Income Before Income Taxes   136 878    139 985     259 037     272 437
               Income taxes                         37 574     41 433      58 942      65 421
            Operating Income                        99 304     98 552     200 095     207 016

            Other Income and Deductions:
               Allowance for other funds used
                 during construction                    70        645         179       1 891
               Other income, net                     3 557      4 117      23 154      11 895
               Income taxes                         (2 438)    (1 746)     (9 645)    (4 715)
                  Total other income
                   and deductions                    1 189      3 016      13 688       9 071

            Income Before Interest Charges         100 493    101 568     213 783     216 087

            Interest Charges:
               Interest on long-term debt           23 579     24 847      70 981      75 856
               Other interest                        3 140      1 838      12 011       4 362
               Allowance for borrowed funds used
                 during construction                  (799)      (356)     (2 054)    (1 751)
                Total interest charges              25 920     26 329      80 938      78 467

            Net Income                              74 573     75 239     132 845     137 620
               Preferred stock dividends             3 698      3 699      11 096      13 111
            Earnings Available for Common Stock   $ 70 875   $ 71 540  $  121 749  $  124 509




            The accompanying notes are an integral part of the financial statements.




                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                       Statements of Cash Flows
                                              (Unaudited)
                                                                          In Thousands
                                                                           Nine Months
                                                                                 Ended
            September 30,
                                                                        1994       1993
            Operating Activities:
              Net income before preferred stock dividends             $132 845   $137 620
              Adjustments to reconcile income to cash provided:
                Depreciation and amortization                          155 433    147 979
                Amortization of property under capital leases           23 883     25 443
                Voluntary enhanced retirement program                   46 862       -
                Nuclear outage maintenance costs, net                   (1 507)    (1 964)
                Deferred income taxes and investment tax
                  credits, net                                          11 860     26 562
                Deferred energy and capacity costs, net                 (8 008)    30 413
                Accretion income                                       (10 156)   (10 876)
                Allowance for other funds used during construction        (179)    (1 891)
              Changes in working capital:
                Receivables                                             20 345    (37 755)
                Materials and supplies                                  (1 890)     7 550
                Special deposits and prepayments                      (141 905)    (9 288)
                Payables and accrued liabilities                        10 279   (148 168)
              Other, net                                                (7 585)   (13 384)
                   Net cash provided by operating activities           230 277    152 241

            Investing Activities:
              Cash construction expenditures                          (146 400)  (145 401)
              Contributions to decommissioning trusts                  (12 719)   (13 630)
              Other, net                                                (9 757)   (11 721)
                   Net cash used for investing activities             (168 876)  (170 752)

            Financing Activities:
              Issuance of long-term debt                                  -       401 036
              Increase (decrease) in notes payable, net                 99 100     (5 700)
              Retirement of long-term debt                             (40 008)  (246 711)
              Capital lease principal payments                         (25 745)   (19 259)
              Redemption of preferred stock                               -       (52 375)
              Dividends paid on common stock                          (100 000)   (30 000)
              Dividends paid on preferred stock                        (11 096)   (14 119)
                 Net cash (required) provided by
                  financing activities                                 (77 749)    32 872

            Net (decrease) increase in cash and temporary
              cash investments from above activities                   (16 348)    14 361
            Cash and temporary cash investments,
              beginning of year                                         17 301        140
            Cash and temporary cash investments, end of period        $    953   $ 14 501

            Supplemental Disclosure:
              Interest paid (net of amount capitalized)               $ 85 400   $ 90 297
              Income taxes paid                                       $ 25 482   $ 21 035
              New capital lease obligations incurred                  $ 34 935   $ 14 259


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

            1.  COMMITMENTS AND CONTINGENCIES

                                          NUCLEAR FACILITIES

                The Company has made investments in three major nuclear projects -- Three
            Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident.  At September 30, 1994, the Company's net investment in TMI-1 and Oyster Creek, including nuclear fuel, was $164 million and
            $804 million, respectively.  TMI-1 and TMI-2 are jointly owned by the Company,
            Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively.
            Oyster Creek is owned by the Company.

                Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities.  The Company and its affiliates may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment.  In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured.  Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable.  Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including








            1.  COMMITMENTS AND CONTINGENCIES (continued)


            replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT
            COSTS).  Management intends, in general, to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured
            (see OTHER COMMITMENTS AND CONTINGENCIES - Competition and the Changing
            Regulatory Environment).

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

                If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act ($560 million at the time of the accident), punitive damage awards could have a material adverse effect on the financial position of the Company.

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

                The insurers of TMI-2 had been providing a defense against all TMI-2 accident related claims against GPU, the Company and its affiliates and their suppliers under a reservation of rights with respect to any award of punitive damages.  However, the defendants in the TMI-2 litigation and the insurers agreed, in March 1994, that the insurers would withdraw their reservation of rights, with respect to any award of punitive damages.








            1.  COMMITMENTS AND CONTINGENCIES (continued)



                In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed.  A trial of ten allegedly representative cases is likely to begin in 1996.  In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson
            Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury.  The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs.  The
            Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment.  In July 1994 the Court granted defendants' motion for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion.  The issues are now before the United States Court of
            Appeals.

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










            1.  COMMITMENTS AND CONTINGENCIES (continued)


            TMI-1 AND OYSTER CREEK:

                The Company is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant.  The Company is also collecting revenues, based on estimates, for the cost of removal of nonradiological structures and materials at each plant based on its share ($3.83 million) of an estimated $15.3 million for
            TMI-1 and $31.6 million for Oyster Creek.  Collections from customers for retirement expenditures are deposited in external trusts and are classified as
            Nuclear decommissioning trusts on the balance sheet, which includes the interest earned on these funds.  Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to
            $17 million for TMI-1 and $99 million for Oyster Creek at September 30, 1994.
            Oyster Creek and TMI-1 retirement costs are accrued and charged to depreciation expense over the expected service life of each nuclear plant.

                Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the current ratemaking process.


            TMI-2:

                The Company and its affiliates have recorded a liability amounting to
            $250 million, of which the Company's share is approximately $63 million, as of
            September 30, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target.  The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.  The Company and its affiliates have also recorded a liability in the amount of $20 million, of which the Company's share is $5 million, for incremental costs specifically attributable to monitored storage.  In addition, the Company and its affiliates had recorded a liability in the amount of $71 million, of which the Company's share was approximately
            $17.5 million, for nonradiological cost of removal.  Expenditures for such costs through September 1994 have reduced the liability to $69 million, of which the Company's share is approximately $17.3 million.  The Company's share of the above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 future costs on the balance sheet.  The Company has expensed and made a nonrecoverable contribution of $15 million to an external decommissioning trust.  Earnings on trust fund deposits are offset against amounts shown on the balance sheet under Three Mile Island Unit 2 deferred costs as collectible from customers.

                The New Jersey Board of Public Utilities (NJBPU) has granted the Company decommissioning revenues for its share of the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials.  The Company intends to seek recovery for any increases in
            TMI-2 retirement costs, but recognizes that recovery cannot be assured.








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

                The decontamination liability, premature decommissioning and property damage insurance coverage for the TMI station (TMI-1 and TMI-2 are considered one site for insurance purposes) and for Oyster Creek totals $2.7 billion per site.  In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses.  Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs.  Consequently, there can be no assurance that, in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

                The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately $9.0 billion.
            Coverage for the first $200 million of such liability is provided by private insurance.  The remaining coverage, or secondary protection, is provided by retrospective premiums payable by all nuclear reactor owners.  Under secondary protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor.  In July 1994, GPUN received an exemption from the NRC to eliminate the secondary protection requirements for TMI-2.

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








            1.  COMMITMENTS AND CONTINGENCIES (continued)



                Under their insurance policies applicable to nuclear operations and facilities, the Company and its affiliates are subject to retrospective premium assessments of up to $51 million in any one year, of which the
            Company's share is $31 million, in addition to those payable under the
            Price-Anderson Act.

                                         ENVIRONMENTAL MATTERS

                As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including, but not limited to, acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the Company may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.  Management intends to seek recovery through the current ratemaking process for any additional costs, but recognizes that recovery cannot be assured.

                To comply with the federal Clean Air Act Amendments (Clean Air Act) of
            1990, the Company expects to spend up to $58 million for air pollution control equipment by the year 2000.  The reduction from the previous estimate of
            $145 million is primarily due to the postponement of a scrubber installation at the Keystone generating station until after the year 2000.  In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities.

                The Company has been notified by the EPA and a state environmental authority that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at five hazardous and/or toxic waste sites.  In addition, the Company has been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which it has not yet been named as a
            PRP.  The Company has also been named in a lawsuit requesting damages for hazardous and/or toxic substances allegedly released into the environment.
            The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Company.








            1.  COMMITMENTS AND CONTINGENCIES (continued)





                The Company has entered into agreements with the New Jersey Department of
            Environmental Protection for the investigation and remediation of 17 formerly owned manufactured gas plant sites.  One of these sites has been repurchased by the Company.  The Company has also entered into various cost sharing agreements with other utilities for some of the sites. At September 30, 1994, the Company has an estimated environmental liability of $35 million recorded on its balance sheet relating to these sites.  The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water.  If the periods over which the remediation is currently expected to be performed are lengthened, the Company believes that it is reasonably possible that the ultimate costs may range as high as $60 million.  Estimates of these costs are subject to significant uncertainties as the Company does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain.  If the Company is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

                In 1993, the NJBPU approved a mechanism similar to the Company's
            Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections.  The NJBPU decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest.  At September 30, 1994, the Company has collected from customers $3.8 million in excess of expenditures of
            $14.3 million.  The Company is awaiting a final NJBPU order.  The Company is pursuing reimbursement of the above costs from its insurance carriers, and intends to seek recovery of these costs from its customers to the extent not covered by insurance.

                The Company is unable to estimate the extent of possible remediation and associated costs of additional environmental matters.  Also unknown are the consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant.
            Management believes the costs described above should be recoverable through the current ratemaking process.








            1.  COMMITMENTS AND CONTINGENCIES (continued)


                                  OTHER COMMITMENTS AND CONTINGENCIES


            Competition and the Changing Regulatory Environment


                As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry appears to be moving toward a combination of competition and a modified regulatory environment.  In accordance with Statement of Financial Accounting Standards No. 71,
            "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the
            Company's financial statements reflect assets and costs based on current cost-
            based ratemaking regulations.  Continued accounting under FAS 71 requires that the following criteria be met:

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









            1.  COMMITMENTS AND CONTINGENCIES (continued)



                The Company has entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years.  The majority of these agreements are subject to penalties for nonperformance and other contract limitations.  While a few of these facilities are dispatchable, most are must-
            run and generally obligate the Company to purchase all of the power produced up to the contract limits.  As of September 30, 1994, facilities covered by these agreements having 664 MW of capacity were in service, with another
            215 MW scheduled to commence operation in 1994.  The estimated cost of these agreements for 1994 is $325 million.  These agreements together with those for facilities which are not yet in operation provide for the purchase of approximately 1,197 MW of capacity and energy to the Company by the mid-to-
            late 1990s at varying prices.

                The emerging competitive market has created uncertainty regarding the forecasting of the GPU System's energy supply needs which, in turn, has caused the Company and its affiliates to change their supply strategy to now seek shorter term agreements offering more flexibility (see Management's Discussion and Analysis - Competition).  Due to the current availability of excess capacity, the cost of near to intermediate-term energy supply from existing facilities (i.e., one to eight years) is currently very competitively priced.
            The forecasted cost of energy from new supply sources is now lower priced due to improvements in power plant technologies and reduced forecast fuel prices.
            As a result of these developments, the contract prices under virtually all of the Company and its affiliates' nonutility generation agreements are substantially in excess of current and forecasted market prices.  The Company and its affiliates intend to initiate actions geared toward substantially reducing these above market payments.  In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing.  The Company and its affiliates are also attempting to renegotiate, and in some cases buy out, high cost long-term nonutility generation agreements.  While the Company and its affiliates thus far have been granted substantial recovery of these costs from customers by the NJBPU and Pennsylvania Public Utility Commission (PaPUC), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements.  If the costs under these agreements are ultimately not recoverable through ratemaking, or in a competitive market, it could result in a material adverse effect on the Company as well as the GPU System's financial position and results of operations.  Moreover, efforts to lower these costs have led to disputes before both the NJBPU and the PaPUC, as well as to litigation and may result in claims against the Company and its affiliates for substantial damages.  There can be no assurance as to the outcome of these matters.










            2.  COMMITMENTS AND CONTINGENCIES  (continued)



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

                The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects.  The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate (Ratepayer
            Advocate), that by permitting utilities to recover such costs through the
            LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates.
            In 1993, the Company and the other New Jersey electric utilities filed motions for summary judgment with the NJBPU requesting that the NJBPU dismiss contentions being made by Ratepayer Advocate that adjustments for alleged
            "double recovery" in prior periods are warranted.  Ratepayer Advocate has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double recovery" for the Company for the 1988-92 LEAC periods would be approximately
            $102 million.  In February 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEAC periods remain open for further investigation.  This matter is pending before an NJBPU Administrative Law
            Judge.  Management estimates that the potential exposure for LEAC periods subsequent to 1991 is approximately $30 million through February 1995, the end of the current LEAC period.  Management is unable to predict the outcome of this proceeding.

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








            2.  INCOME TAXES



                In March 1994, as a result of a settlement of a federal income tax refund claim for 1986, the Company and its affiliates recorded net income tax refunds aggregating $17 million, of which the Company's share was $4 million, based on the retirement of TMI-2 for tax purposes.  The Company is returning its portion of the tax refund amounts to its customers by reducing the recovery period for its investment in TMI-2.  Income tax amounts refunded will have no effect on net income.
                At the same time, the Company and its affiliates also recorded a total of
            $46 million of net interest income, of which the Company's share was
            $11.5 million, representing net interest receivable from the Internal Revenue
            Service associated with this refund settlement.










































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

            RESULTS OF OPERATIONS

                Earnings available for common stock for the three months ended
            September 30, 1994 were $70.9 million compared with $71.5 million for the three months ended September 30, 1993.  For the nine months ended
            September 30, 1994, earnings available for common stock decreased to
            $121.7 million from $124.5 million for the comparable period in 1993.

                The slight decrease in earnings for the three months ended September 30,
            1994 was primarily the result of increased operation and maintenance expense, which was partially offset by a reduction in reserve capacity expense.

                Earnings for the nine months ended September 30, 1994 continue to be negatively affected by a second quarter charge of $46.9 million ($30.3 million after taxes) for costs related to the Voluntary Enhanced Retirement Programs.
            The same factors that affected the quarterly results also affected results for the nine-month period.  Increased other operation and maintenance expense included higher emergency and winter storm repair costs, and contributed to the earnings reduction in the current nine month period.

                Earnings for the nine months ended September 30, 1994 were positively affected by nonrecurring net interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of Three
            Mile Island Unit 2 (TMI-2), increased sales due primarily to the colder-than-
            normal winter weather as compared with last year's, increased revenues resulting from the continued positive effects of a February 1993 retail base rate increase, and a performance award of $7.8 million for the operation of the Company's nuclear generating stations.  Increased other operation and maintenance expense, which included emergency and winter storm repair costs, more than offset the increases detailed above, resulting in an earnings decrease in the nine month period.

            OPERATING REVENUES:

                Total revenues of $567.8 million for the three months ended September 30,
            1994 were lower by 1.5% compared with the three months ended September 30,
            1993.  Total revenues for the nine months ended September 30, 1994 increased
            1.7% to $1.5 billion compared with the same period in 1993.  The components of the changes are as follows:









                                                                 (In Millions)
                                                        Three Months     Nine Months
                                                            Ended           Ended
                                                     September 30, 1994 September 30, 1994

            Kilowatt-hour (KWH) revenues
             (excluding energy portion)                     $(0.5)          $21.0
            Rate increase                                       -            20.8
            Energy revenues                                  (7.7)          (20.8)
            Other revenues                                   (0.2)            4.4
                 (Decrease)/Increase in revenues            $(8.4)          $25.4

            Kilowatt-hour revenues

                The increase in KWH revenues for the nine months ended September 30, 1994 was principally due to new customer additions and increased sales resulting from seasonal weather effects, particularly the colder-than-normal winter weather as compared with last year.  KWH revenues were relatively flat for the three month period as the growth in new customers was offset by reduced customer usage, which was primarily weather-related.

            Energy revenues

                Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed.  Energy revenues decreased in each period as a result of a January
            1994 decrease in the energy cost rates in effect, decreased energy sales to other utilities and the loss of wholesale customers.  For the nine month period, these decreases were partially offset by increased sales to ultimate customers.

            Other revenues

                Generally, changes in other revenues do not affect net income as they are offset by corresponding changes in expense, such as taxes other than income taxes.

            OPERATING EXPENSES:

            Power purchased and interchanged

                Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings as it is substantially recovered through the Company's energy clause.  However, earnings for the three and nine months ended September 30, 1994 were favorably impacted by a reduction in reserve capacity expense primarily resulting from the replacement at lower rates of expiring utility purchase contracts.










            Other operation and maintenance

                The increase in other operation and maintenance expense for the three months ended September 30, 1994 is primarily due to higher storm and emergency repairs.  The increase in other operation and maintenance expense for the nine months ended September 30, 1994 is largely attributable to a $46.9 million charge for costs related to the Voluntary Enhanced Retirement Programs.  Other
            operation and maintenance expense also increased in the nine-month period due to higher emergency and winter storm repairs.

            Taxes, other than income taxes

                Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

            OTHER INCOME AND DEDUCTIONS:

            Other income, net

                The increase in the nine-month period is principally due to nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

            INTEREST CHARGES:

                Interest on long-term debt decreased for both periods as a result of lower interest rates associated with the refinancing of higher cost debt.
            Interest on long-term debt also decreased as a result of a reduction in long-
            term debt outstanding.

                Other interest increased in the nine-month period primarily due to the tax retirement of TMI-2, which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.  Other interest also increased in both periods due to an increase in the average outstanding amounts of short-term debt and an increase in interest rates.

            LIQUIDITY AND CAPITAL RESOURCES

            CAPITAL NEEDS:

                The Company's capital needs for the nine months ended September 30, 1994 consisted of $146 million for cash construction expenditures and $40 million for maturing obligations.  The GPU System's construction forecast for 1994 is currently $586 million, of which the Company's share is $249 million.
            Expenditures for maturing debt are expected to be $60 million for 1994.
            Management estimates that approximately one-half of the 1994 capital needs will be satisfied through internally generated funds.






            FINANCING:

                  GPU has requested authorization from the Securities and Exchange
            Commission (SEC) to issue up to 5 million shares of additional common stock through 1996.  The proceeds from the sale of such additional common stock would be principally used to increase the Company and its affiliates' common equity ratios.

                  In October 1994, the Company requested regulatory authorization to issue up to $125 million of Monthly Income Preferred Securities (Securities) through a special purpose finance subsidiary.  The proceeds from the sale of the
            Securities will be loaned to the Company and the Company will issue its deferrable interest subordinated debentures to its subsidiary.  The Company will take a tax deduction for interest paid on the subordinated debentures and will receive some preferred equity recognition by the credit rating agencies for the Securities.

                  In the third quarter of 1994, the Company redeemed at maturity 8.70% and
            8.85% first mortgage bonds aggregating $40 million.  The Company also redeemed a maturing $20 million 8.65% first mortgage bond in October 1994.

                  The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through June 1995.  Under existing authorization, the Company may issue senior securities in the amount of $275 million, of which $100 million may consist of preferred stock.  The Company currently has the ability to issue $318 million of first mortgage bonds on the basis of previously issued and retired bonds, and has interest and dividend coverage ratios currently well in excess of indenture and charter restrictions.  The Company also has regulatory authority to issue short-term debt, a portion of which may be commercial paper.

            GPU GENERATION CORPORATION:

                  In the third quarter of 1994, the Pennsylvania Public Utility Commission authorized Met-Ed and Penelec to enter into an operating agreement with the proposed GPU Generation Corporation (GPUGC) whereby GPUGC would undertake responsibility for the operation, maintenance and rehabilitation of all nonnuclear generation facilities owned and operated by the Company and its affiliates as well as the responsibility for the design, construction, start-
            up and testing of any new nonnuclear generation facilities which the Company and its affiliates may need in the future.  Similar applications for regulatory approval are pending with the NJBPU and the SEC.

            COMPETITION:

                  Due to the current availability of excess capacity, the cost of near to intermediate-term energy supply from existing facilities (i.e., one to eight years) is currently very competitively priced as evidenced by the results of the Company's all source competitive supply solicitation conducted in 1994.
            In addition to the energy purchase opportunities from existing facilities, the forecasted cost of energy from new supply sources is now lower than the forecasted price in prior years due to improvements in power plant technologies and reduced forecast fuel prices.  As a result of these developments, the contract prices payable under virtually all of the Company and its affiliates' nonutility generation agreements are substantially in excess of current and forecasted market prices.  The current and anticipated above-market payments for nonutility generation (NUG) contracted power is likely to adversely impact the competitive position of the Company and its affiliates.  In addition, if the costs under these agreements are ultimately not recoverable through ratemaking, or in a competitive market, it could result in a material adverse effect on the Company and its affiliates financial position and results of operations.  Therefore, the Company and its affiliates plan on initiating actions to either eliminate or substantially reduce the above-market payments under NUG contracts.  The Company and its affiliates intend to communicate with legislators, regulators and customers as to the adverse economic impacts of these above-market contracts; initiate regulatory and legislative actions to mitigate the future economic impact of these contracts; and aggressively pursue NUG contract restructurings including contract buyouts.  As part of the program to reduce above-market payments under NUG agreements, the Company and its affiliates intend to implement a program under which the natural gas fuel and transportation for the Company and its affiliates' gas-fired facilities, as well as up to approximately 1,100 megawatts of NUG contract capacity, would be pooled and managed by a non-
            affiliated fuel manager.  The Company and its affiliates are in the process of initiating discussions with the NUGs involved, negotiating a management agreement with a fuel manager and reviewing the extent to which state and federal regulatory approvals may be necessary.  For more information concerning NUG purchased power, see Note 1, Other Commitments and
            Contingencies - Competition and the Changing Regulatory Environment to the
            financial statements.

            MEETING ENERGY DEMANDS:

                  In 1993, the NJBPU asked all electric utilities in the state to assess the economics of their purchase power contracts with nonutility generators to determine whether there are any candidates for potential buy-out or other remedial measures.  The Company identified a 100-megawatt (MW) project now under development that it believes is economically undesirable based on current cost projections.  In November 1993, at the NJBPU's direction, the
            Company and the developer attempted to negotiate contract repricing to a level more consistent with the Company's current avoided cost projections or a contract buy-out but were unable to reach agreement.  Pursuant to an NJBPU order, hearings on whether the NJBPU should revoke or modify its 1992 order approving the power purchase agreement are being held.  The developer has contested the NJBPU's authority in this matter in the federal courts.  In
            March 1994, the U.S. District Court granted the Company's motion to dismiss the developer's complaint, holding that the federal courts did not have
            jurisdiction.   The developer has appealed the decision to the U.S. Court of
            Appeals.  Oral argument has been held and a decision is pending.

                  In January 1994, the NJBPU issued an order granting two nonutility generators, having a total of 200 MW under contract with the Company, an extension in the in-service date for projects originally scheduled to be operational in 1997.  The Company believes these contracts provide for payments substantially in excess of current and future avoided cost projections and in June 1994 appealed the NJBPU's decision to the Appellate
            Division of the New Jersey Superior Court.  The NJBPU order extends the in-
            service date for one year plus the period until the Company's appeals are decided.

                  In January 1994, the Company issued an all source solicitation for the short-term supply of energy and/or capacity to determine and evaluate the availability of competitively priced power supply options.  This solicitation is expected to fulfill a significant part of the uncommitted sources identified in the Company's supply plan at a cost significantly below the cost of both replacement power and new generation.  The Company has evaluated the bids and has commenced contract negotiations.

                  In March 1994, a nonutility generation developer petitioned the NJBPU for an order directing the Company to enter into a long-term contract to sell the Company 200 MW of energy annually.  The Company has appealed this petition and the NJBPU has referred the matter to an Administrative Law Judge for evidentiary hearings which have not yet begun.

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

  ITEM 5 -     OTHER EVENTS

                    In July 1994, the Nuclear Regulatory Commission ordered all boiling water reactor owners to inspect, during their next outage, the shroud inside the reactor vessel. Certain welds in the shroud, which directs the flow of cooling water through the fuel core, may be susceptible to cracking. On September 10, 1994, the Company's Oyster Creek generating station was taken out of service for a scheduled maintenance and refueling outage. Examination during the outage has identified significant cracks. The necessary modifications are estimated to cost $6 million and is expected to extend the outage by up to three weeks.

                    As previously reported, GPUN believes that the Oyster Creek nuclear station will require additional on-site storage capacity, beginning in 1996, in order to maintain its full core reserve margin. Loss of the full core reserve margin would mean that off-loading the entire core would not be possible to conduct certain maintenance or repairs, when necessary, in order to restore operation of the plant. In March 1994, the Lacey Township Zoning Board of Adjustment issued a use variance for the facility. In May 1994, Berkeley Township and other parties appealed to the New Jersey Superior Court to overturn the Lacey Township Zoning Board decision. The Court has scheduled a trial for December 8, 1994. Construction of the facility, which is scheduled for completion in September 1995, is continuing during the appeal process.

  ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits:

                         (12) Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                         (27)       Financial Data Schedule.

                                    Signatures



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JERSEY CENTRAL POWER & LIGHT COMPANY




  November 4, 1994              By:  /s/ D. Baldassari
                                     D. Baldassari, President




  November 4, 1994              By:  /s/ D. W. Myers
                                     D  W. Myers, Vice President -
                                     Operations Support and Comptroller
                                     (Principal Accounting Officer)

                                                                               Exhibit 12
                                                                               Page 1 of 2

                                 JERSEY CENTRAL POWER & LIGHT COMPANY
                 STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            AND RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                  AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                            (In Thousands)
                                               UNAUDITED
                                                              Nine Months Ended
                                                   September 30, 1993  September 30, 1994
            OPERATING REVENUES                          $1 488 256          $1 513 634

            OPERATING EXPENSES                           1 215 819           1 254 597
                Interest portion
                of rentals (A)                               8 009               8 284
                  Net expense                            1 207 810           1 246 313

            OTHER INCOME:
                Allowance for funds
                  used during
                  construction                               3 642               2 233
                Other income, net                           11 895              23 154
                  Total other income                        15 537              25 387

            EARNINGS AVAILABLE FOR FIXED
              CHARGES AND PREFERRED
              STOCK DIVIDENDS
              (excluding taxes
              based on income)                          $  295 983          $  292 708

            FIXED CHARGES:
                Interest on funded
                  indebtedness                          $   75 856          $   70 981
                Other interest                               4 362              12 011
                Interest portion
                  of rentals (A)                             8 009               8 284
                   Total fixed charges                  $   88 227          $   91 276

            RATIO OF EARNINGS TO
              FIXED CHARGES                                   3.35                3.21

            Preferred stock dividend
              requirement                                   13 111              11 096
            Ratio of income before
              provision for income
              taxes to net income (B)                        151.0%              151.6%
            Preferred stock dividend
              requirement on a pretax
              basis                                         19 798              16 822
            Fixed charges, as above                         88 227              91 276
                   Total fixed charges
                     and preferred
                     stock dividends                    $  108 025          $  108 098

            RATIO OF EARNINGS TO
              COMBINED FIXED CHARGES
              AND PREFERRED STOCK DIVIDENDS                   2.74                2.71


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

            (B) Represents income before provision for income taxes of $201,432 and
                $207,756 for the nine months ended September 30, 1994 and September 30,
                1993, respectively, divided by net income of $132,845 and $137,620, respectively.