Form 10-Q
period 1995-03-31
JERSEY CENTRAL POWER & LIGHT CO
filed 1995-05-04
CIK 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended       March 31, 1995


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

          The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995, was as follows:

          Common   stock,  par  value   $10  per  share:     15,371,270  shares
 outstanding.

                      Jersey Central Power & Light Company
                          Quarterly Report on Form 10-Q
                                 March 31, 1995



                                Table of Contents



                                                                     Page

 PART I - Financial Information

     Financial Statements:
           Balance Sheets                                               3
           Statements of Income                                         5
           Statements of Cash Flows                                     6

     Notes to Financial Statements                                      7
     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                      20


 PART II - Other Information                                           27


 Signatures                                                            28


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

                      JERSEY CENTRAL POWER & LIGHT COMPANY

                                 Balance Sheets



                                                             In Thousands
                                                      March 31,    December 31,
                                                        1995           1994
                                                     (Unaudited)

 ASSETS
 Utility Plant:
   In service, at original cost                      $4 153 053    $4 119 617
   Less, accumulated depreciation                     1 545 224     1 499 405
     Net utility plant in service                     2 607 829     2 620 212
   Construction work in progress                        151 118       136 884
   Other, net                                           116 648       123 349
        Net utility plant                             2 875 595     2 880 445

 Other Property and Investments:
   Nuclear decommissioning trusts                       180 078       165 511
   Nuclear fuel disposal fund                            87 204        82 920
   Other, net                                             6 883         6 906
        Total other property and investments            274 165       255 337

 Current Assets:
   Cash and temporary cash investments                   19 262         1 041
   Special deposits                                       3 690         4 608
   Accounts receivable:
     Customers, net                                     117 032       126 760
     Other                                               16 292        16 936
   Unbilled revenues                                     52 996        59 288
   Materials and supplies, at average cost or less:
     Construction and maintenance                        98 991        95 937
     Fuel                                                18 805        18 563
   Deferred energy costs                                  7 975          (148)
   Deferred income taxes                                 13 044        10 454
   Prepayments                                           16 143        45 880
        Total current assets                            364 230       379 319

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs            134 663       138 294
     Unamortized property losses                        103 167       104 451
     Income taxes recoverable through future rates      136 706       132 642
     Other                                              302 190       309 230
       Total regulatory assets                          676 726       684 617
   Deferred income taxes                                124 810       122 944
   Other                                                 16 695        13 978
        Total deferred debits and other assets          818 231       821 539

        Total Assets                                 $4 332 221    $4 336 640


 The accompanying notes are an integral part of the financial statements.

                      JERSEY CENTRAL POWER & LIGHT COMPANY

                                 Balance Sheets



                                                             In Thousands
                                                      March 31,    December 31,
                                                        1995          1994
                                                     (Unaudited)

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                      $  153 713    $  153 713
   Capital surplus                                      435 715       435 715
   Retained earnings                                    804 752       772 240
     Total common stockholder's equity                1 394 180     1 361 668
   Cumulative preferred stock:
     With mandatory redemption                          150 000       150 000
     Without mandatory redemption                        37 741        37 741
   Long-term debt                                     1 218 496     1 168 444
        Total capitalization                          2 800 417     2 717 853

 Current Liabilities:
   Debt due within one year                              47 439        47 439
   Notes payable                                              -       110 356
   Obligations under capital leases                      95 935       102 059
   Accounts payable:
     Affiliates                                          25 509        34 283
     Other                                               92 552       118 369
   Taxes accrued                                         88 895        22 561
   Interest accrued                                      28 957        29 765
   Other                                                 63 599        75 159
        Total current liabilities                       442 886       539 991

 Deferred Credits and Other Liabilities:
   Deferred income taxes                                602 027       598 843
   Unamortized investment tax credits                    71 500        72 928
   Three Mile Island Unit 2 future costs                 86 118        85 273
   Regulatory liabilities                                40 815        41 732
   Other                                                288 458       280 020
        Total deferred credits and
          other liabilities                           1 088 918     1 078 796


 Commitments and Contingencies (Note 1)






        Total Liabilities and Capital                $4 332 221    $4 336 640


 The accompanying notes are an integral part of the financial statements.

                        JERSEY CENTRAL POWER & LIGHT COMPANY

                                Statements of Income
                                    (Unaudited)




                                                          In Thousands
                                                          Three Months
                                                         Ended March 31,
                                                        1995         1994

 Operating Revenues                                   $468 034     $486 910

 Operating Expenses:
   Fuel                                                 20 366       30 325
   Power purchased and interchanged:
     Affiliates                                          1 098        2 834
     Others                                            168 271      144 714
   Deferral of energy and capacity
     costs, net                                         (8 571)      (8 777)
   Other operation and maintenance                     113 634      118 136
   Depreciation and amortization                        47 681       47 759
   Taxes, other than income taxes                       55 994       59 144
      Total operating expenses                         398 473      394 135

 Operating Income Before Income Taxes                   69 561       92 775
   Income taxes                                         12 334       21 254
 Operating Income                                       57 227       71 521

 Other Income and Deductions:
   Allowance for other funds used
     during construction                                   228           57
   Other income, net                                     3 618       15 434
   Income taxes                                         (1 439)      (5 537)
      Total other income
        and deductions                                   2 407        9 954

 Income Before Interest Charges                         59 634       81 475

 Interest Charges:
   Interest on long-term debt                           22 499       23 715
   Other interest                                        1 993        5 313
   Allowance for borrowed funds used
     during construction                                (1 069)        (650)
      Total interest charges                            23 423       28 378

 Net Income                                             36 211       53 097
   Preferred stock dividends                             3 699        3 699
 Earnings Available for Common Stock                  $ 32 512     $ 49 398



 The accompanying notes are an integral part of the financial statements.

                      JERSEY CENTRAL POWER & LIGHT COMPANY

                            Statements of Cash Flows
                                   (Unaudited)
                                                              In Thousands
                                                              Three Months
                                                            Ended March 31,
                                                            1995       1994
 Operating Activities:
   Income before preferred stock dividends                $ 36 211   $ 53 097
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                          52 074     52 974
     Amortization of property under capital leases           6 636      8 605
     Nuclear outage maintenance costs, net                   5 796      5 609
     Deferred income taxes and investment tax
       credits, net                                        (22 785)     9 277
     Deferred energy and capacity costs, net                (8 599)    (8 840)
     Accretion income                                       (3 130)    (3 388)
     Allowance for other funds used
       during construction                                    (229)       (57)
   Changes in working capital:
     Receivables                                            17 581    (18 439)
     Materials and supplies                                 (3 296)    (6 456)
     Special deposits and prepayments                       25 588     43 685
     Payables and accrued liabilities                       35 620     27 749
   Other, net                                               (3 712)   (14 148)
        Net cash provided by operating activities          137 755    149 668

 Investing Activities:
   Cash construction expenditures                          (47 697)   (46 552)
   Contributions to decommissioning trusts                  (4 516)    (4 453)
   Other, net                                                1 038     (2 178)
        Net cash used for investing activities             (51 175)   (53 183)

 Financing Activities:
   Issuance of long-term debt                               49 625          -
   Decrease in notes payable, net                         (110 500)         -
   Capital lease principal payments                         (3 785)    (6 532)
   Dividends paid on common stock                                -    (40 000)
   Dividends paid on preferred stock                        (3 699)    (3 699)
        Net cash required by financing activities          (68 359)   (50 231)

 Net increase in cash and temporary cash
   investments from above activities                        18 221     46 254
 Cash and temporary cash investments,
   beginning of year                                         1 041     17 301
 Cash and temporary cash investments, end of period       $ 19 262   $ 63 555

 Supplemental Disclosure:
   Interest paid (net of amount capitalized)              $ 24 433   $ 32 708
   Income taxes paid                                      $ (4 555)  $     76
   New capital lease obligations incurred                 $  1 951   $  2 931




 The accompanying notes are an integral part of the financial statements.

 JERSEY CENTRAL POWER & LIGHT COMPANY

 NOTES TO FINANCIAL STATEMENTS

      Jersey Central Power & Light Company (the Company), which was incorporated under the laws of New Jersey in 1925, is a wholly owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company is affiliated with Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The Company, Met-Ed and Penelec are referred to herein as the "Company and its affiliates." The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc. (EI) and EI Power, Inc., which develop, own and operate nonutility generating facilities. All of the Company's affiliates are wholly owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN, EI and EI Power Inc. are referred to as the "GPU System."

      These notes should be read in conjunction with the notes to financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Company has made investments in three major nuclear projects--Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by the Company, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively. Oyster Creek is owned by the Company. At March 31, 1995 and December 31, 1994, the Company's net investment in TMI-1, TMI-2 and Oyster Creek, including nuclear fuel, was as follows:

                                        Net Investment (Millions)
                                    TMI-1     TMI-2     Oyster Creek
           March 31, 1995           $161      $ 88        $803
           December 31, 1994        $162      $ 89        $817

      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities. The Company and its affiliates may also incur costs and experience reduced output at its nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now-assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT COSTS). Management intends, in general, to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured (see COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT).

 TMI-2:

      The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and, after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

      As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU and the Company and its affiliates. Approximately 2,100 of such claims are pending in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident. If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act ($560 million at the time of the accident), punitive damage awards could have a material adverse effect on the financial position of the GPU System.

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

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against GPU and the Company and its affiliates and their suppliers under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights, with respect to any award of punitive damages.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is not likely to begin before 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motions for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals for the Third Circuit.

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

      In 1990, the Company and its affiliates submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Company and its affiliates intend to complete the funding for Oyster Creek and TMI-1 by the end of the plants' license terms, 2009 and 2014, respectively. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding target (in 1994 dollars) for TMI-1 is $157 million, of which the Company's share is $39 million, and $189 million for Oyster Creek. Based on NRC studies, a comparable funding target for TMI-2 has been developed which takes the accident into account (see TMI-2 Future Costs). The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed site-specific studies of TMI-1 and Oyster Creek that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of each plant to range from approximately $225 to $309 million, of which the Company's share would range from $56 million to $77 million, and $239 to $350 million, respectively

 (in 1994 dollars). In addition, the studies estimated the cost of removal of nonradiological structures and materials for TMI-1 and Oyster Creek at $74 million, of which the Company's share is $18 million, and $48 million, respectively (in 1994 dollars).

      The ultimate cost of retiring the Company and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to
 (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning,
 (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company and its affiliates charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1990 to TMI-2's external trust. Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the balance sheet.

 TMI-1 and Oyster Creek:

      The Company is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. The Company is also collecting revenues, based on its share ($3.83 million) of an estimate of $15.3 million for TMI-1 and $31.6 million for Oyster Creek adopted in previous rate orders issued by the New Jersey Board of Public Utilities (NJBPU), for its share of the cost of removal of nonradiological structures and materials. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $18 million for TMI-1 and $109 million for Oyster Creek at March 31, 1995. Oyster Creek and TMI-1 retirement costs are charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 and Oyster Creek retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Company and its affiliates have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.
 The Company and its affiliates have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Company and its affiliates have recorded a liability for nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $2 million, of which the Company's share is $.5 million, as of March 31, 1995. Estimated TMI-2 Future Costs as of March 31, 1995 and December 31, 1994 for the Company are as follows:

                                     March 31, 1995     December 31, 1994
                                        (Millions)          (Millions)
 Radiological Decommissioning            $ 63                  $ 63
 Nonradiological Cost of Removal           18                    18
 Incremental Monitored Storage              5                     5
      Total                              $ 86                  $ 86

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. At March 31, 1995, $45 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the balance sheet, and $46 million was recoverable from customers and included in Three Mile Island Unit 2 Deferred Costs on the balance sheet. The Company made a contribution of $15 million to an external decommissioning trust. This contribution was not recovered from customers and has been expensed. The Company's share of earnings on trust fund deposits is offset against amounts shown on the balance sheet under Three Mile Island Unit 2 Deferred Costs as collectible from customers. The NJBPU has granted the Company decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. The Company intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

      As a result of TMI-2's entering long-term monitored storage in late 1993, the Company and its affiliates are incurring incremental annual storage costs of approximately $1 million, of which the Company's share is $.25 million. The Company and its affiliates estimate that the remaining annual storage costs will total $19 million, of which the Company's share is $5 million, through 2014, the expected retirement date of TMI-1. The Company's rates reflect its $5 million share of these costs.


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

      The decontamination liability, premature decommissioning and property damage insurance coverage for the TMI station and for Oyster Creek totals
 $2.7 billion per site. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors (TMI-2 being excluded under an exemption received from the NRC in 1994), subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $68 million, of which the Company's share is $41 million, in any one year under insurance policies applicable to nuclear operations and facilities.

      The Company and its affiliates have insurance coverage for incremental replacement power costs resulting from an accident-related outage at its nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $1.8 million for Oyster Creek and $2.6 million for TMI-1 per week for the first year, decreasing by 20 percent for years two and three.


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Company has entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase, at the contract price, the net output up to the contract limits. As of March 31, 1995, facilities covered by these agreements having 882 MW of capacity were in service. Estimated payments to nonutility generators from 1995 through 1999, assuming all facilities which have existing agreements, or which have obtained orders granting them agreements enter service, are $395 million, $556 million, $571 million, $587 million and $607 million, respectively. These agreements, in the aggregate, will provide approximately 1,176 MW of capacity and energy to the Company, at varying prices.

      The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU System's energy supply needs which has caused the Company and its affiliates to change their supply strategy to seek shorter-term agreements offering more flexibility. Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from existing generation facilities is currently and expected to continue to be competitively priced at least for the near- to intermediate-term. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the Company's and its affiliates' nonutility generation agreements are substantially in excess of current and projected prices from alternative sources.

       The Company and its affiliates are seeking to reduce the above market costs of these nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements and (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part.

      While the Company and its affiliates thus far have been granted recovery of their nonutility generation costs from customers by the NJBPU and the Pennsylvania Public Utility Commission (PaPUC), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $300 million to $450 million annually, of which the Company's share will range from $120 million to $190 million annually.

 Regulatory Assets and Liabilities:

      As a result of the Energy Policy Act of 1992 (Energy Act) and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

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

      A utility's operations can cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services. Regardless of the reason, a utility whose operations cease to meet those criteria should discontinue application of FAS 71 and report that discontinuation by eliminating from its balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to FAS 71 but which would not have been recognized as assets and liabilities by enterprises in general.

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

      In accordance with the provisions of FAS 71, the Company has deferred certain costs pursuant to actions of the NJBPU and FERC and is recovering or expects to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Balance Sheet. Regulatory assets and liabilities, as reflected in the March 31, 1995 Balance Sheet, were as follows:
                                                        (In thousands)
                                                   Assets     Liabilities

 Income taxes recoverable/refundable
   through future rates                          $  136,706     $ 38,854
 TMI-2 deferred costs                               134,663         -
 Unamortized property losses                        103,167         -
 N.J. unit tax                                       55,481         -
 Unamortized loss on reacquired debt                 36,420         -
 DOE enrichment facility decommissioning             26,673         -
 Load and demand side management programs            43,385         -
 Other postretirement benefits                       25,675         -
 Manufactured gas plant remediation                  28,584         -
 Nuclear fuel disposal fee                           26,309         -
 Storm damage                                        22,953         -
 N.J. low level radwaste disposal                    18,299         -
 Oyster Creek deferred costs                         16,108         -
 Other                                                2,303        1,961
      Total                                      $  676,726     $ 40,815


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes", in 1993.

 TMI-2 deferred costs: Primarily represents costs that are being recovered through retail rates for the Company's remaining investment in the plant and fuel core, radiological decommissioning for Company's share of the NRC's funding target and allowances for the cost of removal of nonradiological structures and materials, and long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

 Unamortized property losses: Consists mainly of costs associated with the Company's Forked River Project, which is included in rates.

 N.J. unit tax: The Company received NJBPU approval in 1993 to recover, over a ten-year period on an annuity basis, $71.8 million of Gross Receipts and Franchise Tax not previously recovered from customers.

 Unamortized loss on reacquired debt: Represents premiums and expenses incurred in the redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Company's energy adjustment clauses.

 Load and demand side management (DSM) programs: Consists of load management costs that are currently being recovered through the Company's retail base rates pursuant to an NJBPU order dated February 1993, and other DSM program expenditures that are recovered annually.

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than
 Pensions."   Recovery of these costs is subject to regulatory approval.

 Manufactured gas plant remediation: In 1993, the NJBPU approved a mechanism for the recovery by the Company of future costs when expenditures exceed prior collections. The NJBPU order provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. For additional information, see ENVIRONMENTAL MATTERS.

 Nuclear fuel disposal fee: Represents amounts recoverable through rates for estimated future disposal costs for spent nuclear fuel at Oyster Creek and TMI-1 in accordance with the Nuclear Waste Policy Act of 1982.

 Storm damage: Relates to noncapital costs associated with various storms in the Company's service territory that are not recoverable through insurance. These amounts were deferred based upon past rate recovery precedent. An annual amount for recovery of storm damage expense is included in the Company's retail base rates.

 N.J. low level radwaste disposal: Represents the accrual of the estimated assessment for disposal of low-level waste from Oyster Creek, less amortization as allowed in the Company's rates.

 Oyster Creek deferred costs: Consists of replacement power and O&M costs deferred in accordance with orders from the NJBPU. The Company has been granted recovery of these costs through rates at an annual amount until fully amortized.

       Amounts related to the decommissioning of TMI-1 and Oyster Creek, which are not included in Regulatory Assets on the balance sheet, are separately disclosed in NUCLEAR PLANT RETIREMENT COSTS.

       The Company continues to be subject to cost-based ratemaking regulation. The Company is unable to estimate to what extent FAS 71 may no longer be applicable to its utility assets in the future.


                              ENVIRONMENTAL MATTERS

       As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the Company may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, mine refuse piles and generating facilities, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.

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

       The Company has been notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 7 hazardous and/or toxic waste sites. In addition, the Company has been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which it has not yet been named as a PRP. The Company has also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Company.

       The Company has entered into agreements with the New Jersey Department of Environmental Protection (NJDEP) investigation and remediation of 17 formerly owned manufactured gas plant sites. A portion of one of these sites has been repurchased by the Company. The Company has also entered into various cost-sharing agreements with other utilities for some of the sites.

 As of March 31, 1995, the Company has an estimated environmental liability of $32 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, the Company believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as the Company does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If the Company is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

       In 1993, the NJBPU approved a mechanism similar to the Company's Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. The NJBPU decision provides for interest to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. A final NJBPU order dated December 16, 1994 indicated that interest is to be accrued retroactive to June 1993. The Company is pursuing reimbursement of the remediation costs from its insurance carriers. In November 1994, the Company filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these manufactured gas plant sites. The Company requested the Court to order the insurance carriers to reimburse it for all amounts it has paid, or may be required to pay, in connection with the remediation of the sites. Pretrial discovery has begun in this case.

       The Company is unable to estimate the extent of possible remediation and associated costs of additional environmental matters. Also unknown are the consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant.


                       OTHER COMMITMENTS AND CONTINGENCIES

       The Company's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $220 million during 1995. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

       The Company has entered into a long-term contract with a nonaffiliated mining company for the purchase of coal for the Keystone generating station in which the Company owns a one-sixth undivided interest. This contract, which expires in 2004, requires the purchase of minimum amounts of the stations' coal requirements. The price of the coal under the contract is based on adjustments of indexed cost components. The Company's share of the cost of coal purchased under this agreement is expected to aggregate $21 million for 1995.

       The Company and its affiliates have entered contract negotiations with three other utilities to purchase capacity and energy for various periods through 2004. These agreements, including contracts under negotiation, will provide for up to 1,308 MW in 1995, declining to 1,096 MW in 1997 and 696 MW by 2004. For the years 1995 through 1999, the Company's share of payments pursuant to these agreements are estimated to aggregate $202 million, $175 million, $162 million, $145 million and $128 million, respectively. The Company's contract negotiations are the result of its all-source solicitation for short- to intermediate-term energy and capacity.

       The Company has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert Generating station. This new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. On February 28, 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's December 21, 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the issuance of the air permit by the NJDEP to the Appellate Division of the New Jersey Superior Court, and has stated that it also intends to appeal the April 19, 1995 order of the NJBPU denying such group's motion for reconsideration of the NJBPU's December 21, 1994 order. There can be no assurance as to the outcome of this proceeding.

       The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1993, the Company and the other New Jersey electric utilities filed motions for summary judgment with the NJBPU. Ratepayer Advocate has filed a brief in opposition to the utilities' summary judgment motions including a statement from its consultant that in his view, the "double recovery" for the Company for the 1988-92 LEAC periods would be approximately $102 million. In 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEACs remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. The Company estimates that the potential exposure from the 1992 LEAC period through February 1996, the end of the current LEAC period, is approximately $55 million. There can be no assurance as to the outcome of this proceeding.

       The Company's two operating nuclear units are subject to the NJBPU's annual nuclear performance standard. Operation of these units at an aggregate annual generating capacity factor below 65% or above 75% would trigger a charge or credit based on replacement energy costs. At current cost levels, the maximum annual effect on net income of the performance standard charge at a 40% capacity factor would be approximately $11 million before tax. While a capacity factor below 40% would generate no specific monetary charge, it would require the issue to be brought before the NJBPU for review. The annual measurement period, which begins in March of each year, coincides with that used for the LEAC.

       During the normal course of the operation of its businesses, in addition to the matters described above, the Company is from time to time involved in disputes, claims and, in some cases, as a defendant in litigation in which compensatory and punitive damages are sought by customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. It is not expected that the outcome of these types of matters would have a material effect on the Company's financial position or results of operations.

                      Jersey Central Power & Light Company

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


       The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1994 Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

       Earnings available for common stock for the first quarter ended March 31, 1995, were $32.5 million compared with $49.4 million for the first quarter of 1994. The decrease in first quarter earnings was due primarily to lower interest income as compared to last year, when the Company recognized nonrecurring net interest income of $7.4 million after-tax which resulted from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2), and lower sales due to warmer winter weather this year as compared to last year. Also contributing to the earnings decline was higher reserve capacity expense and the recognition in 1994 of a performance award for the efficient operation of the Company's nuclear generating stations.

       These reductions were partially offset by lower operation and maintenance expense (O&M) and increased sales from new customer growth.

 OPERATING REVENUES:

       Total revenues for the first quarter of 1995 decreased 3.9% to $468 million as compared to the first quarter of 1994. The components of the changes are as follows:

                                                (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)                   $(13.1)
    Energy revenues                                  (3.1)
    Other revenues                                   (2.7)
         Decrease in revenues                      $(18.9)

 Kilowatt-hour revenues

     KWH revenues decreased due to lower residential and commercial sales resulting from warmer winter temperatures this year as compared to last year. New customer additions in the residential and commercial sectors partially offset the decrease due to weather.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues decreased primarily as a result of lower sales to customers offset partially by higher sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy clause. However, earnings for the first quarter were negatively impacted by higher reserve capacity expense resulting primarily from a one-time $5.9 million pre-tax charge from another utility and higher payments to the Pennsylvania-
 New Jersey-Maryland Interconnection.

 Other operation and maintenance

     The decrease in other O&M expense included payroll and benefits savings resulting from a workforce reduction in 1994 and lower winter storm repair costs.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income, net

     The decrease was primarily attributable to lower interest income as compared to last year, when the Company recognized $14.7 million of interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Interest on long-term debt

     Interest on long-term debt was lower primarily as a result of lower debt levels for the three month period this year as compared to last year.

 Other interest

     Other interest expense decreased due to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $3.3 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The Company's capital needs for the first quarter of 1995 consisted of cash construction expenditures of $48 million. Construction expenditures for the year are forecasted to be $220 million. Expenditures for maturing debt are expected to be $47 million for 1995. Management estimates that approximately two-thirds of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     During the first quarter of 1995, the Company issued $50 million of long-term debt. The proceeds from the issuance will be used to moderate future short-term debt levels. In the second quarter of 1995, the Company repurchased in the market, 60,000 shares of its 7.52% Series K cumulative preferred stock. This repurchase, along with the expected issuance of monthly income preferred securities, is one component of the Company's effort to reduce preferred equity capital costs, while striving to obtain a preferred equity target ratio of 8%-10% of capitalization. The repurchased shares may be used to satisfy future sinking fund requirements.

     The Company is awaiting Securities and Exchange Commission (SEC) authorization to issue, through a special-purpose finance subsidiary, up to $125 million of monthly income preferred securities. The securities are expected to be issued in 1995 and the proceeds used primarily to repay outstanding short-term debt.

     GPU has obtained regulatory authorization from the SEC to issue up to five million shares of additional common stock through 1996. The proceeds from any sale of such additional common stock are expected to be used to increase the Company and its affiliates' common equity ratios and reduce GPU short-term debt. GPU will monitor the capital markets as well as its capitalization ratios relative to its targets to determine whether, and when, to issue such shares.

     The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through June 1995. The Company is seeking to extend such authorization through June 1997. Under existing authorization, the Company may issue senior securities in the amount of $225 million, of which $100 million may consist of preferred stock. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     The Company's bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company currently has interest and dividend coverage ratios well in excess of indenture and charter restrictions.

 COMPETITIVE ENVIRONMENT:

     In March 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) on open access non-discriminatory transmission services by public utilities and transmitting utilities, and a supplemental NOPR on recovery of stranded costs superseding an earlier June 1994 NOPR, and other related NOPRs. The new rules, if adopted, would in essence provide open access to the interstate electric transmission network and thereby encourage a fully competitive wholesale electric power market.

     Among other things, the FERC's proposal would (a) require electric utilities to file non-discriminatory open access transmission tariffs for both network and point-to-point service which would be available to all wholesale sellers and buyers of electricity; (b) require utilities to accept service under these new tariffs for their own wholesale transactions and (c) permit utilities to recover their legitimate and verifiable "stranded costs" incurred when a franchise customer elects to purchase power from another supplier using the utility's transmission system.

     While the proposed rule does not provide for "corporate unbundling", which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, it does provide for "functional unbundling". In the NOPR, the FERC describes "functional unbundling" to mean that (a) the utility must make the same charges for transmission services to its new wholesale customers as are provided by the tariff under which it offers these services to others; (b) the tariff must include separate rates for transmission and ancillary services; and (c) the utility is restricted to using the same electronic network as is used by its customers to obtain system transmission information when engaging in wholesale transactions, and the utility may not have access to any internal system transmission data which is not otherwise available to non-affiliated third parties.

     With respect to stranded costs, the FERC proposed to provide recovery mechanisms where stranded costs result from municipalization or other instances where former retail customers become wholesale customers, as well as for wholesale stranded costs. The states would be expected to provide for recovery of stranded costs attributable to retail wheeling or direct access programs, and the FERC would intervene only when the state regulatory agency lacked necessary authority.

     Also in March 1995, prior to the FERC's issuance of the NOPR, the Company filed with the FERC proposed open access transmission tariffs. Such proposed tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, would be negotiated on a case by case basis. While the Company believes that the proposed transmission tariffs are consistent with the FERC's previously issued Transmission Pricing Policy Statement, it does not know whether or to what extent the FERC will require modifications to any of the proposed terms and conditions of transmission tariffs.

     In March 1995, energy rate flexibility legislation was introduced in the New Jersey Senate. If enacted, the legislation would enable electric utilities to offer rate discounts to certain customers and allow these customers access to competitive markets for power. The bill would also allow utilities to recover 80% of lost revenue as a result of a rate discount if certain conditions are met. It would also provide utilities the opportunity to propose to the New Jersey Board of Public Utilities (NJBPU) alternative ways to set rates.

     In April 1995, legislation was introduced in the U.S. Senate that would repeal Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA). Under that section of PURPA, among other things, electric utilities are required to purchase power from certain qualifying nonutility generators.

     In March 1994, GPU announced its intention to form a new subsidiary, GPU Generation Corporation (GPUGC), to operate, maintain and repair the non-nuclear generation facilities owned by Company and its affiliates as well as undertake responsibility to construct any new non-nuclear generation facilities which the Company and its affiliates may need in the future.
 During 1994, the Company and its affiliates received regulatory approvals from the NJBPU and Pennsylvania Public Utility Commission to enter into an operating agreement with GPUGC. In June 1994, however, Allegheny Electric Cooperative (AEC), a wholesale customer of an affiliate, filed a request for evidentiary hearing in the application filed with the SEC to form GPUGC. The intervention does not challenge the formation of GPUGC, but purports to be concerned with costs that GPUGC will charge the Company and its affiliates, from which AEC ultimately purchases power. The Company and its affiliates have opposed AEC's request and the matter is pending before the SEC.

 THE SUPPLY PLAN:

 New Energy Supplies

     The Company has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert Generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. In February 1995, the New Jersey Department of Environmental Protection (NJDEP) issued an air permit for the facility based, in part, on the NJBPU's December 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the issuance of the air permit by the NJDEP to the Appellate Division of the New Jersey Superior Court, and has stated that it also intends to appeal the April 1995 order of the NJBPU denying such group's motion for reconsideration of the NJBPU's December 1994 order. There can be no assurance as to the outcome of this proceeding.

 Managing Nonutility Generation

     The Company is seeking to reduce the above market costs of nonutility generation agreements including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company intends to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the Company for substantial damages. There can, however, be no assurance as to what extent the Company's efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Company.

     In March 1995, the U.S. Court of Appeals denied petitions for rehearing filed by the Company, the NJBPU and the New Jersey Division of Ratepayer Advocate asking that the Court reconsider its January 1995 decision prohibiting the NJBPU from reexamining its order approving the rates payable to a nonutility generator under a long-term power purchase agreement entered into pursuant to PURPA. The Company intends to petition the U.S. Supreme Court to review the Court of Appeals decision. Also in March 1995, the Company petitioned the FERC to declare the agreement unlawful on the grounds that when it was approved by the NJBPU the contract pricing violated PURPA.
 In two recent rulings, the FERC has ruled that PURPA prohibits the states from requiring utilities to enter into contracts at rates higher than the utility's avoided costs, and found that contracts containing these rates are void under certain conditions.

     In 1994, a nonutility generator requested that the NJBPU order the Company to enter into a long-term agreement to buy capacity and energy. The Company contested the request and the NJBPU referred the matter to an Administrative Law Judge (ALJ) for hearings, where the matter is now pending.

     In May 1994, the NJBPU issued an order granting two nonutility generators, aggregating 200 MW, a final in-service date extension for projects originally scheduled to be operational in 1997. In June 1994, the Company appealed the NJBPU's decision to the Appellate Division of the New Jersey Superior Court. Oral argument on the appeal was held in March 1995 and the matter is pending before the Appellate Division. The NJBPU order extends the in-service dates for one year plus the appeal period.

     The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 882 MW of capacity are currently in service and an additional 294 MW are currently scheduled or anticipated to be in service by 1999.

 ACCOUNTING ISSUES:

     In March 1995, the Financial Accounting Standards Board (FASB) issued FAS 121, "Accounting for the Impairment of Long-Lived Assets", which is effective for fiscal years beginning after June 15, 1995. FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71, "Accounting for the Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown.

     FAS 121 implementation in 1996 is not expected to have an impact on the Company since the carrying amount of all assets, including regulatory assets, is considered recoverable. However, as the Company enters a more competitive environment, some assets could potentially be subject to impairment, thereby necessitating writedowns or writeoffs, which could have a material adverse effect on the Company's results of operations and financial position.

                                     PART II



 ITEM 1 -    LEGAL PROCEEDINGS

             Information concerning the current status of certain legal proceedings instituted against the Company and its affiliates as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

 ITEM 5 -    OTHER EVENTS

             GPUN believes that the Oyster Creek nuclear station will require additional on-site storage capacity, beginning in 1996, in order to maintain its full core reserve margin, i.e. its ability, when necessary, to off-load the entire core to conduct certain maintenance or repairs in order to restore operation of the plant. In March 1994, the Lacey Township Zoning Board of Adjustment issued a use variance for the on-site storage facility. In May 1994, however, Berkeley Township and another party appealed to the New Jersey Superior Court to overturn the decision. In April 1995, the Superior Court remanded the variance application to the Board of Adjustment for the limited purpose of permitting the plaintiffs to present expert testimony. Construction of the facility, which is scheduled for completion in September 1995, is continuing.

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 (12) Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:
                 For the month of April 1995, dated April 20, 1995, under Item 5 (Other Events).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JERSEY CENTRAL POWER & LIGHT COMPANY



 May 4, 1995                     By:   /s/ D. Baldassari
                                      D. Baldassari, President




 May 4, 1995                     By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President -
                                      Operations Support and Comptroller
                                      (Principal Accounting Officer)