Form 10-Q
period 1995-06-30
JERSEY CENTRAL POWER & LIGHT CO
filed 1995-08-09
CIK 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended       June 30, 1995


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

          The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995, was as follows:

          Common   stock,  par  value   $10  per  share:     15,371,270  shares
 outstanding.

                      Jersey Central Power & Light Company
                          Quarterly Report on Form 10-Q
                                  June 30, 1995



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


                        _________________________________







     The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, subject to the ultimate resolution of the various matters as discussed in Note 1 to the Consolidated Financial Statements.

           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                           Consolidated Balance Sheets

                                                             In Thousands
                                                      June 30,     December 31,
                                                        1995           1994
                                                     (Unaudited)
 ASSETS
 Utility Plant:
   In service, at original cost                      $4 210 146    $4 119 617
   Less, accumulated depreciation                     1 591 111     1 499 405
     Net utility plant in service                     2 619 035     2 620 212
   Construction work in progress                        145 306       136 884
   Other, net                                           114 705       123 349
        Net utility plant                             2 879 046     2 880 445

 Other Property and Investments:
   Nuclear decommissioning trusts                       196 509       165 511
   Nuclear fuel disposal fund                            90 595        82 920
   Other, net                                             6 875         6 906
        Total other property and investments            293 979       255 337

 Current Assets:
   Cash and temporary cash investments                    1 024         1 041
   Special deposits                                       7 360         4 608
   Accounts receivable:
     Customers, net                                     118 584       126 760
     Other                                               13 276        16 936
   Unbilled revenues                                     59 989        59 288
   Materials and supplies, at average cost or less:
     Construction and maintenance                        99 533        95 937
     Fuel                                                19 280        18 563
   Deferred energy costs                                 11 618          (148)
   Deferred income taxes                                 10 421        10 454
   Prepayments                                          186 661        45 880
        Total current assets                            527 746       379 319

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs            130 654       138 294
     Unamortized property losses                        102 071       104 451
     Income taxes recoverable through future rates      141 350       132 642
     Other                                              295 847       309 230
       Total regulatory assets                          669 922       684 617
   Deferred income taxes                                127 571       122 944
   Other                                                 20 876        13 978
        Total deferred debits and other assets          818 369       821 539

        Total Assets                                 $4 519 140    $4 336 640



The accompanying notes are an integral part of the consolidated financial statements.






                      JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                                      Consolidated Balance Sheets


                                                                        In Thousands
                                                                 June 30,     December 31,
                                                                   1995          1994
                                                                (Unaudited)
            LIABILITIES AND CAPITAL
            Capitalization:
              Common stock                                      $  153 713    $  153 713
              Capital surplus                                      450 768       435 715
              Retained earnings                                    787 860       772 240
                Total common stockholder's equity                1 392 341     1 361 668
              Cumulative preferred stock:
                With mandatory redemption                          134 000       150 000
                Without mandatory redemption                        37 741        37 741
              Company-obligated mandatorily
                 redeemable preferred securities                   125 000             -
              Long-term debt                                     1 218 549     1 168 444
                   Total capitalization                          2 907 631     2 717 853

            Current Liabilities:
              Securities due within one year                        57 439        47 439
              Notes payable                                         95 793       110 356
              Obligations under capital leases                      95 112       102 059
              Accounts payable:
                Affiliates                                          26 768        34 283
                Other                                               83 245       118 369
              Taxes accrued                                          2 735        22 561
              Interest accrued                                      30 317        29 765
              Other                                                122 144        75 159
                   Total current liabilities                       513 553       539 991

            Deferred Credits and Other Liabilities:
              Deferred income taxes                                603 878       598 843
              Unamortized investment tax credits                    70 071        72 928
              Three Mile Island Unit 2 future costs                 86 836        85 273
              Regulatory liabilities                                39 897        41 732
              Other                                                297 274       280 020
                   Total deferred credits and
                     other liabilities                           1 097 956     1 078 796

            Commitments and Contingencies (Note 1)





                 Total Liabilities and Capital                  $4 519 140    $4 336 640



      The accompanying notes are an integral part of the consolidated financial statements.






                       JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                                    Consolidated Statements of Income
                                               (Unaudited)

                                                                 In Thousands
                                                     Three Months           Six Months
                                                    Ended June 30,        Ended June 30,
                                                    1995     1994       1995        1994
            Operating Revenues                    $453 081 $458 897   $921 115    $945 807

            Operating Expenses:
              Fuel                                  20 443   24 322     40 809      54 647
              Power purchased and interchanged:
                Affiliates                           2 270    2 292      3 368       5 126
                Others                             143 007  134 849    311 278     279 563
              Deferral of energy and capacity
                 costs, net                         (1 820)    (266)   (10 391)     (9 043)
              Other operation and maintenance      112 743  167 850    226 377     285 986
              Depreciation and amortization         48 280   46 402     95 961      94 161
              Taxes, other than income taxes        49 883   54 064    105 877     113 208
                  Total operating expenses         374 806  429 513    773 279     823 648

            Operating Income Before Income Taxes    78 275   29 384    147 836     122 159
              Income taxes                          16 441      114     28 775      21 368
            Operating Income                        61 834   29 270    119 061     100 791

            Other Income and Deductions:
              Allowance for other funds used
                 during construction                   229       52        457         109
              Other income, net                      3 367    4 163      6 985      19 597
              Income taxes                          (1 343)  (1 670)    (2 782)     (7 207)
                  Total other income
                    and deductions                   2 253    2 545      4 660      12 499

            Income Before Interest Charges and
              Dividends on Preferred Securities     64 087   31 815    123 721     113 290

            Interest Charges and Dividends on
               Preferred Securities:
              Interest on long-term debt            23 461   23 687     45 960      47 402
              Other interest                         3 530    3 558      5 523       8 871
              Allowance for borrowed funds used
                 during construction                  (978)    (605)    (2 047)     (1 255)
              Dividends on company-obligated
                 mandatorily redeemable
                 preferred securities                1 278        -      1 278           -
               Total interest charges and dividends
                 on preferred securities            27 291   26 640     50 714      55 018

            Net Income                              36 796    5 175     73 007      58 272
              Preferred stock dividends              3 586    3 699      7 285       7 398
            Earnings Available for Common Stock   $ 33 210 $  1 476   $ 65 722    $ 50 874


      The accompanying notes are an integral part of the consolidated financial statements.



                       JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)
                                                                         In Thousands
                                                                          Six Months
                                                                        Ended June 30,
                                                                         1995        1994
            Operating Activities:
              Net income                                            $  73 007   $  58 272
              Adjustments to reconcile income to cash provided:
                Depreciation and amortization                         105 012     103 898
                Amortization of property under capital leases          16 712      16 510
                Voluntary enhanced retirement programs                      -      46 862
                Nuclear outage maintenance costs, net                  10 821      10 683
                Deferred income taxes and investment tax
                  credits, net                                         29 702       4 088
                Deferred energy and capacity costs, net               (10 440)     (8 931)
                Accretion income                                       (6 260)     (6 772)
                Allowance for other funds used
                  during construction                                    (457)       (109)
              Changes in working capital:
                Receivables                                             6 810       7 924
                Materials and supplies                                 (4 313)     (8 903)
                Special deposits and prepayments                     (149 122)   (138 816)
                Payables and accrued liabilities                      (50 539)    (41 543)
              Other, net                                               (6 279)    (13 736)
                   Net cash provided by operating activities           14 654      29 427

            Investing Activities:
              Cash construction expenditures                          (98 623)    (92 425)
              Contributions to decommissioning trusts                  (9 022)     (8 205)
              Other, net                                                 (873)     (5 964)
                   Net cash used for investing activities            (108 518)   (106 594)

            Financing Activities:
              Issuance of long-term debt                               49 625           -
              Increase (decrease) in notes payable, net               (14 600)    155 400
              Capital lease principal payments                        (13 637)    (15 155)
              Issuance of company-obligated mandatorily
                redeemable preferred securities                       120 906           -
              Contributions from parent corporation                    15 000           -
              Redemption of preferred stock                            (6 049)          -
              Dividends paid on common stock                          (50 000)    (70 000)
              Dividends paid on preferred stock                        (7 398)     (7 398)
                   Net cash provided by financing activities           93 847      62 847

            Net decrease in cash and temporary cash
              investments from above activities                           (17)    (14 320)
            Cash and temporary cash investments,
              beginning of year                                         1 041      17 301
            Cash and temporary cash investments, end of period      $   1 024   $   2 981

            Supplemental Disclosure:
              Interest paid                                         $  51 355   $  52 889
              Income taxes paid                                     $  50 799   $   9 417
              New capital lease obligations incurred                $   8 746   $  27 808

      The accompanying notes are an integral part of the consolidated financial statements.




 JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Jersey Central Power & Light Company (the Company), which was incorporated under the laws of New Jersey in 1925, is a wholly owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company owns all of the common stock of JCP&L Preferred Capital, Inc., which is the general partner of JCP&L Capital L.P., a special purpose finance subsidiary. The Company's business is the generation, transmission, distribution and sale of electricity. The Company is affiliated with Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). The Company, Met-Ed and Penelec are referred to herein as the "Company and its affiliates." The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc.
 (EI) and EI Power, Inc., which develop, own and operate nonutility generating facilities. All of the Company's affiliates are wholly owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN, EI and EI Power Inc. are referred to as the "GPU System."

      These notes should be read in conjunction with the notes to financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Company has made investments in three major nuclear projects--Three Mile Island Unit 1 (TMI-1) and Oyster Creek, both of which are operational generating facilities, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by the Company, Met-Ed and Penelec in the percentages of 25%, 50% and 25%, respectively.
 Oyster Creek is owned by the Company.   At June 30, 1995 and December 31,
 1994, the Company's net investment in TMI-1 and Oyster Creek, including nuclear fuel, was as follows:

                                 Net Investment (Millions)
                                    TMI-1     Oyster Creek
           June 30, 1995            $168        $791
           December 31, 1994        $162        $817

      The Company's net investment in TMI-2 at June 30, 1995 and December 31, 1994 was $87 million and $89 million, respectively. The Company is collecting retail revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008.

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

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against GPU and the Company and its affiliates and their suppliers under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is scheduled to begin in June 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motions for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals for the Third Circuit.

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

      In 1988, a consultant to GPUN performed site-specific studies of TMI-1 and Oyster Creek that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of each plant to range from approximately $225 to $309 million, of which the Company's share would range from $56 million to $77 million, and $239 to $350 million, respectively

 (in 1994 dollars). In addition, the studies estimated the cost of removal of nonradiological structures and materials for TMI-1 and Oyster Creek at $74 million, of which the Company's share is $18 million, and $48 million, respectively (in 1994 dollars). To date, no site-specific study has been performed for TMI-2.

      The ultimate cost of retiring the Company's and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to
 (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning,
 (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company and its affiliates charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1990 to TMI-2's external trust. Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the balance sheet.

      The Financial Accounting Standards Board (FASB) is currently reviewing the utility industry's accounting practices for nuclear decommissioning costs. If the FASB's tentative conclusions are adopted, Oyster Creek and TMI-1 retirement costs may have to be recorded as a liability, rather than as accumulated depreciation, with an offsetting asset recorded for amounts collectible through rates. Any amounts that cannot be collected through rates may have to be charged to expense. The FASB is expected to release an Exposure Draft on decommissioning accounting practices by the fourth quarter of 1995.


 TMI-1 and Oyster Creek:

      The Company is collecting revenues for decommissioning, which are expected to result in the accumulation of its share of the NRC funding target for each plant. The Company is also collecting revenues, based on its share ($3.83 million) of an estimate of $15.3 million for TMI-1 and $31.6 million for Oyster Creek adopted in previous rate orders issued by the New Jersey Board of Public Utilities (NJBPU), for its share of the cost of removal of nonradiological structures and materials. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $20 million for TMI-1 and $120 million for Oyster Creek at June 30, 1995. Oyster Creek and TMI-1 retirement costs are charged to depreciation expense over the expected service life of each nuclear plant.

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

 The Company and its affiliates have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Company and its affiliates have recorded a liability for the nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $3 million, of which the Company's share is $0.8 million, as of June 30, 1995. Estimated TMI-2 Future Costs as of June 30, 1995 and December 31, 1994 are as follows:

                                     June 30, 1995      December 31, 1994
                                        (Millions)          (Millions)
 Radiological Decommissioning             $64                   $63
 Nonradiological Cost of Removal           18                    18
 Incremental Monitored Storage              5                     5
      Total                               $87                   $86

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. At June 30, 1995, $46 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the balance sheet, and $43 million was recoverable from customers and included in Three Mile Island Unit 2 Deferred Costs on the balance sheet. The Company has made a contribution of $15 million to an external decommissioning trust. This contribution was not recovered from customers and has been expensed. The Company's share of earnings on trust fund deposits are offset against amounts shown on the balance sheet under Three Mile Island Unit 2 Deferred Costs as collectible from customers. The NJBPU has granted the Company decommissioning revenues for the remainder of the NRC funding target and allowances for the cost of removal of nonradiological structures and materials. The Company intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

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

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors (TMI-2 being excluded under an exemption received from the NRC in 1994), subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $69 million, of which the Company's share is $41 million, in any one year under insurance policies applicable to nuclear operations and facilities.

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


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Company has entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase, at the contract price, the net output up to the contract limits. As of June 30, 1995, facilities covered by these agreements having 892 MW of capacity were in service. Estimated payments to nonutility generators from 1995 through 1999, assuming all facilities which have existing agreements, or which have obtained orders granting them agreements enter service, are $395 million, $556 million, $571 million, $587 million, and $607 million, respectively. These agreements, in the aggregate, will provide approximately 1,202 MW of capacity and energy to the Company, at varying prices.

      The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU System's energy supply needs which has caused the Company and its affiliates to change their supply strategy to seek shorter-term agreements offering more flexibility. Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from existing generation facilities is currently and expected to continue to be competitively priced at least for the near- to intermediate-term. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the Company's and its affiliate's nonutility generation agreements are substantially in excess of current and projected prices from alternative sources.

       The Company and its affiliates are seeking to reduce the above market costs of these nonutility generation agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part.

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

      In accordance with the provisions of FAS 71, the Company has deferred certain costs pursuant to actions of the NJBPU and Federal Energy Regulatory Commission (FERC) and is recovering or expects to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the June 30, 1995 Consolidated Balance Sheet, were as follows:

                                                        (In thousands)
                                                     Assets     Liabilities
 Income taxes recoverable/refundable
   through future rates                            $  141,350    $38,079
 TMI-2 deferred costs                                 130,654       -
 Unamortized property losses                          102,071       -
 N.J. unit tax                                         54,185       -
 Unamortized loss on reacquired debt                   35,708       -
 DOE enrichment facility decommissioning               26,024       -
 Load and demand side management programs              44,220       -
 Other postretirement benefits                         27,954       -
 Manufactured gas plant remediation                    29,548       -
 Nuclear fuel disposal fee                             24,642       -
 Storm damage                                          23,048       -
 N.J. low level radwaste disposal                      16,935       -
 Oyster Creek deferred costs                           11,430       -
 Other                                                  2,153      1,818
      Total                                          $669,922    $39,897


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Primarily represents costs that are being recovered through retail rates for the Company's remaining investment in the plant and fuel core, radiological decommissioning for the Company's share of the NRC's funding target and allowances for the cost of removal of nonradiological structures and materials, and long-term monitored storage costs. For additional information, see TMI-2 Future Costs.

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

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Company's energy adjustment clause.

 Load and demand side management (DSM) programs: Consists of load management costs that are currently being recovered through the Company's retail base rates pursuant to a 1993 NJBPU order, and other DSM program expenditures that are recovered annually. Also includes provisions for lost revenues between base rate cases and performance incentives.

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Recovery of these costs is subject to regulatory approval.

 Manufactured gas plant remediation: Consists of costs associated with the investigation and remediation of several gas manufacturing plants. For additional information, see ENVIRONMENTAL MATTERS.

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

       The Company has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned manufactured gas plant sites. The Company has also entered into various cost-sharing agreements with other utilities for some of the sites. As of June 30, 1995, the Company has an estimated environmental liability of $32 million recorded on its balance sheet relating to these sites. The estimated liability is based upon ongoing site investigations and remediation efforts, including capping the sites and pumping and treatment of ground water. If the periods over which the remediation is currently expected to be performed are lengthened, the Company believes that it is reasonably possible that the ultimate costs may range as high as $60 million. Estimates of these costs are subject to significant uncertainties as the Company does not presently own or control most of these sites; the environmental standards have changed in the past and are subject to future change; the accepted technologies are subject to further development; and the related costs for these technologies are uncertain. If the Company is required to utilize different remediation methods, the costs could be materially in excess of $60 million.

       In 1993, the NJBPU approved a mechanism similar to the Company's Levelized Energy Adjustment Clause (LEAC) for the recovery of future manufactured gas plant remediation costs when expenditures exceed prior collections. Since collections currently exceed expenditures, the NJBPU decision also provided for interest on the excess to be credited to customers until the overrecovery is eliminated and for future costs to be amortized over seven years with interest. A final 1994 NJBPU order indicated that interest is to be accrued retroactive to June 1993. The Company is pursuing reimbursement of the remediation costs from its insurance carriers. In 1994, the Company filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relative to these manufactured gas plant sites. The Company requested the Court to order the insurance carriers to reimburse it for all amounts it has paid, or may be required to pay, in connection with the remediation of the sites. Pretrial discovery has begun in this case.

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

        The Company and its affiliates have entered into agreements with other utilities to purchase capacity and energy for various periods through 2004. These agreements will provide for up to 1,308 MW in 1995, declining to 1,096 MW in 1997 and 696 MW by 2004. For the years 1995 through 1999, the Company's share of payments pursuant to these agreements are estimated to aggregate $202 million, $175 million, $162 million, $145 million, and $128 million, respectively.

       The company has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. In February 1995, the NJDEP issued an air permit for the facility based, in part, on the NJBPU's December 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the NJDEP's issuance of the air permit and the NJBPU's order to the Appellate Division of the New Jersey Superior Court. The Company has moved to dismiss the appeal. There can be no assurance as to the outcome of this proceeding.

       The NJBPU has instituted a generic proceeding to address the appropriate recovery of capacity costs associated with electric utility power purchases from nonutility generation projects. The proceeding was initiated, in part, to respond to contentions of the Division of the Ratepayer Advocate (Ratepayer Advocate), that by permitting utilities to recover such costs through the LEAC, an excess or "double recovery" may result when combined with the recovery of the utilities' embedded capacity costs through their base rates. In 1994, the NJBPU ruled that the 1991 LEAC period was considered closed but subsequent LEAC periods remain open for further investigation. This matter is pending before a NJBPU Administrative Law Judge. The Company estimates that the potential exposure from the 1992 LEAC period through February 1996, the end of the current LEAC period, is $73 million. There can be no assurance as to the outcome of this proceeding.

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

           Jersey Central Power & Light Company and Subsidiary Company Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1994 Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

     Earnings available for common stock for the second quarter of 1995 were $33.2 million, compared to $1.5 million for the same period ended 1994. The increase in second quarter earnings was due primarily to a 1994 charge of $30.4 million after-tax for costs related to voluntary enhanced retirement programs. Also contributing to the earnings increase was lower operation and maintenance (O&M) expense and increased sales from new customer growth, largely offset by lower sales from cooler 1995 spring weather.

     For the six months ended June 30, 1995 earnings available for common stock were $65.7 million, compared to $50.9 million for the same period last year. The same factors affecting the quarterly results also affected the results for the six month period. In addition, earnings compared to last year were negatively affected by lower sales due to warmer 1995 winter weather, higher reserve capacity expense and the recognition in 1994 of a performance award for the efficient operation of the Company's nuclear generating stations. Also affecting the six months earnings comparison was nonrecurring interest income (net of nonrecurring interest expense) in 1994 of $7.4 million after-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2).

 OPERATING REVENUES:

     Total revenues for the second quarter of 1995 decreased 1.3% to $453.1 million, as compared to the second quarter of 1994. For the six months ended June 30, revenues decreased 2.6% to $921.1 million, as compared to the same period last year. The components of the changes are as follows:

                                            (In Millions)
                                     Three Months     Six Months
                                        Ended           Ended
                                    June 30, 1995   June 30, 1995
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)       $(12.2)         $(25.3)
    Energy revenues                       8.4             5.3
    Other revenues                       (2.0)           (4.7)
         Decrease in revenues          $ (5.8)         $(24.7)

 Kilowatt-hour revenues

     The decrease in KWH revenues in the three and six month periods was due primarily to lower residential sales from a warmer winter and cooler spring this year as compared to the previous year. New customer additions in the residential and commercial sectors partially offset these decreases.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased in both the three and six month periods primarily from higher energy cost rates and increased sales to other utilities, partially offset by lower sales to customers.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy clause. However, earnings for the six months ended June 1995 were negatively impacted by higher reserve capacity expense resulting primarily from higher payments to the Pennsylvania-New Jersey-Maryland Interconnection and a one-time
 $3.3 million pre-tax charge from another utility.

 Fuel and Deferral of energy and capacity costs, net

     Generally, changes in fuel expense and deferral of energy and capacity costs do not affect earnings as they are offset by corresponding changes in energy revenues. However, 1994 earnings benefitted from the recognition of a performance award in the first quarter for the efficient operation of the Company's nuclear generating stations.

 Other operation and maintenance

     The decrease in other O&M expense for the three and six months ended June 1995 was primarily attributable to a one-time $46.9 million pre-tax charge in 1994 related to the voluntary enhanced retirement programs. Also contributing to the O&M reduction was payroll and benefits savings from the retirement programs and lower first quarter winter storm repair costs.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease in other income for the six months ended June 1995 was primarily attributable to lower first quarter interest income of $14.7 million pre-tax resulting from 1994 refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other interest

     Other interest expense for the six months ended June 1995 decreased due primarily to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $3.3 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The Company's capital needs for the six months ended June 30, 1995 consisted of cash construction expenditures of $99 million. Construction expenditures for the year are forecasted to be $220 million. Expenditures for maturing debt are expected to be $47 million for 1995. Management estimates that approximately two-thirds of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     During the second quarter of 1995, JCP&L Capital L.P., a special-purpose finance subsidiary of the Company, issued $125 million stated value of monthly income preferred securities. The proceeds from the issuance were used to reduce outstanding short-term debt. Also, the Company repurchased in the market, 60,000 shares of its 7.52% Series K cumulative preferred stock. The repurchased shares may be used to satisfy future sinking fund requirements.

     Also in the second quarter, GPU sold one million shares of common stock through an underwritten public offering. The net proceeds of $29.6 million were used to make cash capital contributions to the Company and its affiliates, of which the Company's share was $15 million.

     The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through June 1997. Under existing authorization, the Company may issue senior securities in the amount of $225 million, of which $100 million may consist of preferred stock. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     The Company's bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions. The ability to issue securities in the future will depend on coverages at that time.

 COMPETITIVE ENVIRONMENT:

     In March 1995, prior to the Federal Energy Regulatory Commission's (FERC) issuance of the Notice of Proposed Rulemaking on open access non-discriminatory transmission services, the Company and its affiliates filed with the FERC proposed open access transmission tariffs. Such proposed tariffs provided for both firm and interruptible service on a point-to-point basis. Network service, where requested, would be negotiated on a case by case basis. In July 1995, the Company and its affiliates submitted to the FERC further support and justification for their tariffs in response to a FERC Staff request. The Company and its affiliates do not know whether or to what extent the FERC will require modifications to any of the proposed terms and conditions of these transmission tariffs.

     In July 1995, New Jersey adopted energy rate flexibility legislation that will enable electric utilities to offer rate discounts to certain customers and allow these customers access to competitive markets. If certain conditions are met, utilities are permitted to recover from customers 50% of revenue lost as a result of a rate discount. The legislation also provides utilities with the opportunity to propose to the New Jersey Board of Public Utilities (NJBPU) alternative ways to set rates.

     In June 1995, the Securities and Exchange Commission (SEC) approved an
 SEC Staff report containing a series of legislative and administrative recommendations to reform the Public Utility Holding Company Act of 1935 (Holding Company Act). The SEC Staff recommended that the SEC support repeal of the Holding Company Act with a minimum one year transition period, and a transfer of audit, reporting and certain other responsibilities to the FERC while giving state commissions access to holding company books and records.
 In the interim, the Staff recommended that the SEC adopt a series of administrative reforms that would streamline such things as the issuance of securities for routine financings and permit a wide range of energy related diversification activities. The Staff also recommended that the SEC more flexibly interpret the Holding Company Act's integrated system requirements by allowing utility acquisitions and specifically, combination electric and gas systems, where the affected state commissions concur.

     In response to the Staff report, the SEC has adopted certain changes which will streamline routine financings, and has proposed a number of others. GPU and other registered holding companies, believe, however, that repeal of the Holding Company Act is necessary to remove a significant impediment to competition.

 THE SUPPLY PLAN:

 New Energy Supplies:

     The Company has commenced construction of a 141 MW gas-fired combustion turbine at its Gilbert generating station. The new facility, coupled with the retirement of two older units, will result in a net capacity increase of approximately 95 MW. This estimated $50 million project is expected to be in-service by mid-1996. In February 1995, the New Jersey Department of Environmental Protection (NJDEP) issued an air permit for the facility based, in part, on the NJBPU's December 1994 order which found that New Jersey's Electric Facility Need Assessment Act is not applicable to this combustion turbine and that construction of this facility, without a market test, is consistent with New Jersey energy policies. An industry trade group representing nonutility generators has appealed the issuance of the air permit by the NJDEP and the NJBPU's order to the Appellate Division of New Jersey Superior Court. The Company has moved to dismiss the appeal. There can be no assurance as to the outcome of this proceeding.

 Managing Nonutility Generation

     The Company is seeking to reduce the above market costs of nonutility generation (NUG) agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through its energy clause and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company intends to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the Company for substantial damages. There can, however, be no assurance as to what extent the Company's efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Company.

     In March 1995, the U.S. Court of Appeals denied petitions for rehearing filed by the Company, the NJBPU and the New Jersey Division of Ratepayer Advocate asking that the Court reconsider its January 1995 decision prohibiting the NJBPU from reexamining its order approving the rates payable to a nonutility generator under a long-term power purchase agreement entered into pursuant to PURPA. Also in March 1995, the Company petitioned the FERC to declare the agreement unlawful on the grounds that when it was approved by the NJBPU, the contract pricing violated PURPA. In two recent decisions involving other utilities, the FERC ruled that PURPA prohibits the states from requiring utilities to enter into contracts at rates higher than the utility's avoided costs, and found that contracts containing these rates are void under certain conditions. In June 1995, The Company and the Ratepayer Advocate filed petitions with the U.S. Supreme Court seeking the Court to review the U.S. Court of Appeals decision. The Company's petition before the FERC is pending.

     In 1994, a nonutility generator requested that the NJBPU order the Company to enter into long-term agreements to buy capacity and energy. The Company contested the request and the NJBPU referred the matter to an Administrative Law Judge (ALJ) for hearings. In February 1995, the ALJ issued an initial decision stating that the nonutility generator had created a legally enforceable obligation, but the appropriate avoided cost to be used was still to be decided by the NJBPU. However, in April 1995, the NJBPU remanded the proceeding to the ALJ for fact finding.

     In May 1994, the NJBPU issued orders granting two nonutility generators, aggregating 200 MW, a final in-service (sunset) date extension for projects originally scheduled to be operational in 1997. The NJBPU orders extend the in-service dates for one year plus any appeal period. In May 1995, the Appellate Division of the New Jersey Superior Court reversed the NJBPU decision. In June 1995, the New Jersey Assembly passed a bill which, if enacted, would have the effect of nullifying the Court's decision by retroactively extending the in-service deadlines on the two projects for three years. The State Senate is expected to consider the legislation in September 1995.

     As part of an effort to reduce above-market payments under nonutility generation agreements, the Company and its affiliates are seeking to implement a program under which the natural gas fuel and transportation for the Company's and its affiliates' gas-fired facilities, as well as up to approximately 1,100 MW of nonutility generation capacity, would be pooled and managed by a nonaffiliated fuel manager. The Company and its affiliates believe the plan has the potential to provide substantial savings for their customers. The Company and its affiliates are conducting negotiations with a nonaffiliated company to serve as fuel manager.

     The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 892 MW of capacity are currently in service and an additional 310 MW are currently scheduled or anticipated to be in service by 1999.

                                     PART II



 ITEM 1 -    LEGAL PROCEEDINGS

             Information concerning the current status of certain legal proceedings instituted against the Company and its affiliates and GPU as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in
             Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

 ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             By Consent of the Sole Stockholder dated May 16, 1995, the following were elected directors of the Company for the ensuing year:

                         R. C. Arnold                  D. W. Myers
                         D. Baldassari                 G. E. Persson
                         J. G. Graham                  S. C. Van Ness
                         J. R. Leva                    S. B. Wiley
                         M. P. Morrell

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 (12) Statements Showing Computation of Ratio of
                      Earnings to Fixed Charges and Ratio of
                      Earnings to Combined Fixed Charges and
                      Preferred Stock Dividends.

                 (27) Financial Data Schedule.

             (b) Reports on Form 8-K:

                 None.

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JERSEY CENTRAL POWER & LIGHT COMPANY



 August 8, 1995                  By:   /s/ M. P. Morrell
                                      M. P. Morrell, Vice President -
                                      Regulatory and Public Affairs



 August 8, 1995                  By:   /s/ D. W. Myers
                                      D. W. Myers, Vice President -
                                      Operations Support and Comptroller
                                      (Principal Accounting Officer)