Form 10-Q
period 2001-09-30
JERSEY CENTRAL POWER & LIGHT CO
filed 2001-11-14
CIK 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------





Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
-----------       -----------------------------------     ------------------

1-3141            Jersey Central Power & Light Company      21-0485010
                  (a New Jersey corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601





      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



      The number of shares outstanding of each of the registrant's classes of voting stock, as of November 13, 2001, was as follows:

                                                                   Shares
Registrant                           Title                         Outstanding
-----------------------------------  ----------------------------  -------------
Jersey Central Power & Light Company Common Stock, $10 par value    15,371,270

                      Jersey Central Power & Light Company
                          Quarterly Report on Form 10-Q
                               September 30, 2001


                                Table of Contents
                                -----------------

                                                                         Page
                                                                         ----
PART I - Financial Information

      Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                         1

      Consolidated Financial Statements:

            Balance Sheets                                                10
            Statements of Income                                          12
            Statements of Cash Flows                                      13

      Notes to Consolidated Financial Statements                          14

PART II - Other Information                                               26

Signature                                                                 27



      The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

      This Quarterly Report on Form 10-Q is filed by Jersey Central Power & Light Company. This Form 10-Q supplements and updates the 2000 Annual Report on Form 10-K, filed by the registrant with the Securities and Exchange Commission, and should be read in conjunction therewith.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


      We caution you that this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. They are statements about future performance or results (such as statements including, but not limited to, the terms "potential," "estimate," "believe," "expect" and "anticipate" and similar words) when we discuss our financial condition, results of operations and business. Forward-looking statements involve certain risks, assumptions and uncertainties. They are not guarantees of future performance. Factors may cause actual results to differ materially from those expressed in these forward-looking statements. These factors include:

      -  changes in national and regional economic conditions;

      -  changes in markets for energy services;

      -  changing commodity market prices;

      -  the availability and cost of capital;

      - inability to accomplish or realize anticipated benefits of strategic goals;

      - legislative and regulatory changes (including revised environmental requirements);

      -  economic or weather conditions affecting future sales and margins;

      - the speed and nature of increased competition and deregulation in the electric utility industry; and

      -  outcomes of legal proceedings.

       We believe that the expectations reflected in our forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. You should consider the factors we have noted above as you read the forward-looking statements in this Form 10-Q. We undertake no obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Jersey Central Power & Light Company (JCP&L) is a wholly-owned electric utility subsidiary of FirstEnergy Corp. (FirstEnergy), an Ohio corporation headquartered in Akron, Ohio. JCP&L conducts business under the name GPU Energy along with its affiliates Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec), which are also electric utility subsidiaries of FirstEnergy.

      In August 2000, FirstEnergy entered into an agreement to merge with GPU, Inc., under which FirstEnergy would acquire all of the outstanding shares of GPU, Inc.'s common stock for approximately $4.5 billion in cash and FirstEnergy common stock. The merger became effective on November 7, 2001 and is being accounted for by the purchase method. Prior to that time, JCP&L was a wholly-owned subsidiary of GPU, Inc.



                              RESULTS OF OPERATIONS
                              ---------------------

      JCP&L's earnings for the third quarter 2001 were $89.8 million, compared to third quarter 2000 earnings of $91.4 million. Earnings for the third quarter 2000 would have been $74.9 million, excluding a non-recurring after-tax gain of $16.5 million, which resulted from the reversal of certain deferred taxes and realization of an investment tax credit related to the sale of the Oyster Creek Nuclear Generating Station (Oyster Creek). The third quarter earnings increase, excluding this non-recurring item, was primarily due to lower operation and maintenance (O&M) expenses (net of increased purchased power expenses) as a result of the sale of Oyster Creek in August 2000, and higher weather-related sales during the summer of 2001. Partially offsetting these were higher amortization expenses, and increased financing costs.

      For the nine months ended September 30, 2001, JCP&L's earnings were $184.5 million, compared to $177.3 million for the same period in 2000. Excluding the non-recurring gain discussed above, earnings for 2000 would have been $160.8 million. The same factors affecting the comparable quarterly results also affected the year to date comparison. Also contributing to the increase for the nine-month period was higher weather-related sales due to colder winter temperatures in 2001 compared to the previous winter.

OPERATING REVENUES:
------------------

      Operating revenues for the third quarter 2001 increased $67.1 million to $672.1 million, as compared to the third quarter 2000. For the nine months ended September 30, 2001, operating revenues increased $106.9 million to $1.7 billion, compared to the same period last year. The components of the changes are as follows:

                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
KWH revenues                                $16.8                $ 23.0
Energy and restructuring-related
  revenues                                   50.3                  89.0
Other revenues                                 -                   (5.1)
                                             ----                 -----
     Increase in revenues                   $67.1                $106.9
                                             ====                 =====


KWH revenues
------------

     The increase for both periods was primarily due to higher weather-related sales in 2001 compared to the previous year.

Energy and restructuring-related revenues
-----------------------------------------

     Changes in energy and restructuring-related revenues do not affect earnings as they are offset by corresponding changes in expense. The increase for both periods was primarily due to the return of numerous shopping customers from alternate generation suppliers and increased sales to other utilities.

Other revenues
--------------

      The decrease for the nine months ended September 30, 2001 was primarily due to a decrease in building rental revenues of approximately $4 million, and decreased transmission revenues as a result of fewer customers shopping for their energy supply.

OPERATING INCOME:
----------------

      Operating income for the third quarter 2001 increased $34.4 million to $170.3 million, as compared to the third quarter 2000. For the nine months ended September 30, 2001, operating income increased $41 million to $372.4 million, versus the same period last year. The increase for the third quarter 2001 was primarily due to increased KWH revenues, as discussed above; and lower O&M expenses of approximately $37 million as a result primarily of the sale of Oyster Creek and lower pension costs. Partially offsetting these were higher amortization expenses of approximately $5 million primarily due to the New Jersey Board of Public Utilities' (NJBPU) order related to the Oyster Creek sale, and higher energy costs due to increased demand for electricity and the need to purchase more electricity as a result of the sale of Oyster Creek. The same factors affecting the comparable quarterly results also affected the year to date comparison. These factors included increased KWH revenues, lower O&M expenses of approximately $113 million, higher amortization expenses of approximately $17 million, and higher energy costs.

OTHER INCOME AND DEDUCTIONS:
---------------------------

     Other income and deductions for the third quarter 2001 decreased $8.2 million to $7.9 million, as compared to the third quarter 2000. In 2000, the discounting effect on a long-term receivable due from AmerGen Energy Company LLC related to Oyster Creek outage costs was removed, accounting for $8.8 million (pre-tax) of the decrease in other income as compared to last year.

      For the nine months ended September 30, 2001, other income and deductions increased $5 million to $25.5 million, versus the same period last year. The increase was primarily due to higher interest income of approximately $5 million.

INTEREST CHARGES AND PREFERRED DIVIDENDS:
----------------------------------------

      Interest  charges  and  preferred  dividends  for the third  quarter  2001 increased $2 million to $30.1 million, as compared to the third quarter 2000. For the nine months ended September 30, 2001, interest charges and preferred dividends increased $5.2 million to $88.2 million, versus the same period last year. The increase for both periods was primarily due to interest on the issuance of $150 million of senior notes in May 2001, and higher average short-term debt levels. Partially offsetting these was lower preferred stock dividends due to the redemption of $8.3 million and $16.7 million stated value cumulative preferred stock pursuant to mandatory and optional sinking fund provisions in the second quarter of 2001 and 2000, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Capital Expenditures and Investments
------------------------------------

      Capital spending for the nine months ended September 30, 2001 was $109 million, and was used primarily to expand and improve existing transmission and distribution facilities and for new customer connections. JCP&L's remaining capital expenditures for 2001 are estimated to be $35 million, primarily for ongoing transmission and distribution system development. Management estimates that a substantial portion of the 2001 capital spending will be supplied through internally generated funds.

Financing
---------

      Upon the November 7, 2001 effective date of the FirstEnergy and GPU, Inc. merger, JCP&L's available short-term bank borrowing facilities (these included a revolving credit agreement and various bank lines of credit) were terminated by their terms and conditions. As a result, on this date all of JCP&L's outstanding bank borrowings from these facilities, totaling $20 million, were repaid by FirstEnergy. FirstEnergy is in the process of establishing a new $1.5 billion revolving credit facility to meet the short-term liquidity requirements of the new combined company, including those requirements of JCP&L. JCP&L is limited by its charter or SEC authorization to $281 million of short-term debt outstanding at any one time.

      JCP&L has regulatory approval to issue senior notes through December 31, 2002 in the amount of $150 million. JCP&L's financing program is designed such that it would issue secured senior notes (collateralized by first mortgage bonds
(FMBs) issued to the senior note trustee) until such time as more than 80% of its outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. JCP&L will not issue any additional FMBs other than as collateral for the senior notes since the senior note indenture prohibits (subject to certain exceptions) JCP&L from issuing any debt which is senior to the senior notes.

      JCP&L's bond indenture includes provisions that limits the amount of FMBs the company may issue. JCP&L's interest coverage ratio is currently in excess of indenture restrictions. In addition, JCP&L's certificate of incorporation includes provisions that limit the amount of preferred stock it may issue. JCP&L's preferred dividend coverage ratio is currently in excess of this charter restriction.

      JCP&L has filed a petition with the NJBPU requesting authorization to issue $320 million of transition bonds to securitize the recovery of bondable stranded costs attributable to the projected net investment in Oyster Creek. The petition also requests that the NJBPU order provide for the imposition and collection of a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property relating to the TBC to another entity. JCP&L currently plans to sell transition bonds in the first quarter of 2002.

      In the fourth quarter 2001 and for the year 2002, JCP&L has scheduled long-term debt maturities totaling $40 million and $50 million, respectively.


                    COMPETITIVE ENVIRONMENT AND RATE MATTERS
                    ----------------------------------------

Recent Regulatory Actions
-------------------------

      With the transition to a competitive marketplace for generation service in New Jersey, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

Restructuring Order

      In March 2001, the NJBPU issued a Final Decision and Order (Final Order) with respect to JCP&L's rate unbundling, stranded cost and restructuring filings, which supersedes a Summary Order issued by the NJBPU in May 1999. The Final Order confirms rate reductions set forth in the Summary Order, which began in August 1999 and will remain in effect at increasing levels through July 2003, and provides for, among other things, deregulation of the costs associated with providing electric generation service. The Final Order confirms the establishment of a non-bypassable societal benefits charge to recover costs associated with, among other things, nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC). The Final Order provides for the ability to recover stranded costs; however, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to the generating asset divestitures until JCP&L's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon.

      In addition, JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying basic generation service
(BGS) to non-shopping  customers and costs incurred under nonutility  generation
(NUG) agreements exceed amounts collected in its BGS and MTC rates. The Final Order allows for securitization of the NUG portion of JCP&L's deferred balance so long as conditions of the New Jersey restructuring legislation are met. However, JCP&L must seek NJBPU authorization to securitize that portion of its deferred balance related to above-market NUG costs. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

      The Final Order also provides for the ability to securitize stranded costs associated with Oyster Creek. JCP&L has filed a petition with the NJBPU requesting authorization to issue $320 million of transition bonds to securitize the recovery of certain of these costs.

Basic Generation Service ("BGS") Provider

      JCP&L is required to provide BGS to retail customers who choose to remain with JCP&L as generation customers for a three-year period ending July 31, 2002. Thereafter, BGS is to be bid out, with the details of the bidding process to be the subject of a NJBPU proceeding. On June 29, 2001, the New Jersey electric utilities, including JCP&L, filed a joint proposal seeking NJBPU approval of a competitive bidding process to procure supply for the provision of BGS for the period from August 1, 2002 through July 31, 2003. The NJBPU has established a procedural schedule which provides for a decision in December 2001. Under its Final Order, JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts currently reflected in its BGS and MTC rates. As of September 30, 2001, such deferred balance totaled $551 million.

NJBPU Approval of Merger

     On September 26, 2001, the NJBPU approved the merger between FirstEnergy and GPU, Inc., subject to the terms and conditions set forth in a Stipulation of Settlement which had been signed by the major parties in the merger discussions. Under this Stipulation of Settlement, FirstEnergy agreed to reduce JCP&L's deferred balance by $300 million, in order to ensure that customers receive the benefit of future merger savings. In accordance with the Settlement, JCP&L wrote off $300 million of its deferred balance effective upon receipt of the final regulatory approval for the merger, which occurred on October 29, 2001.

Supply Plan and Market Risk
---------------------------

      As a result of the NJBPU's Restructuring Orders, JCP&L is required to supply electricity to customers who do not choose an alternate supplier. In 1999 and 2000, JCP&L completed the sales of substantially all of its electric generating stations. As a result, JCP&L now has to supply electricity to non-shopping customers almost entirely from contracted and open market purchases.

Generation Agreements

      Electricity supply planning is currently performed on a combined basis for JCP&L and its GPU Energy affiliates, with the goal of supplying all of the energy requirements of their non-shopping customers at a reasonable cost. As of September 30, 2001, JCP&L and its GPU Energy affiliates had only 285 megawatts
(MW) (of which JCP&L's share is 266 MW) of owned generation capacity and related energy remaining to meet customer needs. The companies also had contracts with nonutility generators totaling 1,595 MW (of which JCP&L's share is 926 MW) and agreements with other parties to provide varying amounts of capacity through May 31, 2004. These capacity amounts from third parties vary from a monthly high of approximately 4,500 MW in 2002 to 500 MW in May 2004. Based on the exercise of call options, JCP&L and its GPU Energy affiliates may take the energy associated with up to 150 MW of this capacity through May 2003. The companies have also purchased all of the capacity and energy from their previously owned Three Mile Island Unit 1 (TMI-1) and Oyster Creek nuclear generating stations through December 31, 2001 and March 31, 2003, respectively. In addition, through May 31, 2002, the companies have the right to 3,970 MW of capacity associated with generating stations they sold in 1999. The remaining capacity and energy needs of JCP&L and its GPU Energy affiliates will be met by short- to intermediate-term commitments

(one month to three years), and any residual needs will be purchased from the short-term market (one hour to one month). Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $282 million for the remainder of 2001, $781 million in 2002, $115 million in 2003, and $5 million in 2004.

      Pursuant to the mandates of the Public Utility Regulatory Policies Act and state regulatory directives, JCP&L was required to enter into long-term power purchase agreements with NUGs for the purchase of energy and capacity, which agreements have remaining terms of up to 15 years. The NJBPU Final Order provides JCP&L full recovery of its NUG costs (including above-market NUG costs and certain buyout costs). JCP&L has recorded, on a present value basis, estimated liabilities of $1.5 billion on its Consolidated Balance Sheet for above-market NUG costs, which is offset by corresponding regulatory assets. JCP&L is continuing efforts to reduce the above-market costs of these agreements; however, there can be no assurance as to the extent to which these efforts will be successful.

Supply Market Risk

      With the divestiture of all but two of its generating plants, JCP&L is in a net short position (load in excess of supply). Consequently, JCP&L must manage its purchase and sale of installed capacity and ancillary services to minimize business risk associated with its reliability obligation in the PJM Interconnection, LLC (PJM). As discussed above, JCP&L currently manages its electricity supply planning on a combined basis with its GPU Energy affiliates. Supply/risk management transactions will be made based on the objective of decreasing price uncertainty. JCP&L will enter into supply/hedging market arrangements for hedging purposes only.

      JCP&L is generally at risk of rising prices for electricity and electricity-related products and services. These risks may differ during some months of the year. To manage these risks, JCP&L employs a portfolio approach which primarily consists of two party forward purchases and options, but may also include New York Mercantile Exchange (NYMEX) PJM electricity futures and similar instruments, as they become widely available. This portfolio includes transactions of various durations ranging from one hour to greater than one year.

      JCP&L's electricity market risks can be price-related, volume-related or cost recovery-related as follows:

- Price-related risk refers to the price exposure associated with having to purchase amounts of electricity, installed capacity and ancillary services for load requirements from the PJM interchange spot market. To the extent that JCP&L must rely on the PJM pool to satisfy load requirements, financial exposure exists for the difference between the PJM energy and installed capacity spot market prices and the fixed rates paid by customers.

- Volume-related risk refers to the uncertainty associated with the amount of load JCP&L is required to serve. Deregulation of the electric utility industry has resulted in the ability of customers to purchase electricity from other electric suppliers. This customer shopping, combined with weather changes, which affect customer energy usage, can affect JCP&L's position.

- Cost recovery-related risk refers to the financial risk associated with the potential prudency audits of the NJBPU that are part of JCP&L's deferred energy and capacity cost recovery mechanism (Market Transition Charge). Cost recovery-related risk also refers to the prudency risk associated with future NUG cost recovery under the Restructuring Orders approved by the NJBPU which require continued mitigation of above-market NUG costs.


      JCP&L purchases natural gas for its Forked River generating facility. In addition, as part of its NUG cost mitigation program, JCP&L manages the natural gas requirements of certain NUGs that produce and sell energy to JCP&L under long-term contracts. Prudently incurred costs associated with natural gas commodity and transportation are included in JCP&L's BGS costs to be recovered through BGS charges and the Market Transition Charge.

      JCP&L employs a portfolio approach consisting of two party forward purchases and NYMEX natural gas futures contracts. JCP&L is exposed to price-related, volume-related and cost recovery-related market risks for its natural gas purchases, similar to those electricity market risks previously described.


                              ENVIRONMENTAL MATTERS
                              ---------------------

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, JCP&L may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, coal mine refuse piles and generation facilities. In addition, federal and state law provide for payment by responsible parties for damage to natural resources.

      JCP&L records environmental liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At September 30, 2001, JCP&L had liabilities recorded on its Consolidated Balance Sheet for environmental remediation of $52 million.

      For more  information,  see the  Environmental  Matters section of Note 1,
Commitments  and   Contingencies,   of  the  Notes  to  Consolidated   Financial
Statements.


                      LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS
                      -------------------------------------

      As a result of the 1979 Three Mile Island Unit 2 (TMI-2) accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against JCP&L, Met-Ed, Penelec and GPU, Inc. (the defendants). Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

      In 1996, the District Court granted a motion for summary judgment filed by the defendants, and dismissed the ten initial "test cases" which had been selected for a test case trial, as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by the defendants and the plaintiffs.

      In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs took an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision. In July 2001, the defendants renewed their motion for Summary Judgment of the remaining 2,100 claims in the District Court.

      There can be no assurance as to the outcome of this litigation.

      JCP&L believes that any liability to which it might be subject by reason of the TMI-2 accident will not exceed its financial protection under the Price-Anderson Act.

                     (This page intentionally left blank.)





           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                                    In Thousands
                                                          --------------------------
                                                          September 30,  December 31,
                                                              2001          2000
                                                          -------------  ------------
                                                           (Unaudited)
ASSETS
Utility Plant:
  Utility plant in service                                 $3,351,697    $3,269,676
  Accumulated depreciation                                 (1,281,627)   (1,212,784)
                                                            ---------     ---------
      Net utility plant in service                          2,070,070     2,056,892
  Construction work in progress                                90,956        75,201
  Other, net                                                   13,311        13,311
                                                            ---------     ---------
      Net utility plant                                     2,174,337     2,145,404
                                                            ---------     ---------

Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)          113,076       115,311
  Nuclear fuel disposal trust, at market                      137,734       126,336
  Other, net                                                   19,722         6,342
                                                            ---------     ---------
      Total other property and investments                    270,532       247,989
                                                            ---------     ---------

Current Assets:
  Cash and temporary cash investments                          72,984           801
  Special deposits                                              1,188         1,220
  Accounts receivable:
    Customers, less provision for doubtful accounts
      of $13,974 for 2001 and $21,479 for 2000                194,988       156,358
    Affiliates                                                  7,642         8,520
    Other                                                      61,367        38,107
  Unbilled revenues                                            80,369        80,864
  Materials and supplies, at average cost or less               1,350           508
  Deferred income taxes                                        16,815        20,669
  Prepayments                                                  31,201        96,916
                                                            ---------     ---------
      Total current assets                                    467,904       403,963
                                                            ---------     ---------

Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                           3,167,145     3,185,072
  Deferred income taxes                                       179,958       187,632
  Other                                                        54,389        47,295
                                                            ---------     ---------
      Total deferred debits and other assets                3,401,492     3,419,999
                                                            --------      ---------

      Total Assets                                         $6,314,265    $6,217,355
                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                           Consolidated Balance Sheets
                           ---------------------------

                                                                    In Thousands
                                                          ---------------------------
                                                          September 30,  December 31,
                                                              2001          2000
                                                          -------------  ------------
                                                           (Unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common stock                                             $  153,713    $  153,713
  Capital surplus                                             510,769       510,769
  Retained earnings                                           904,287       794,786
  Accumulated other comprehensive income/(loss) (Note 3)          922            (8)
                                                            ---------     ---------
      Total common stockholder's equity                     1,569,691     1,459,260
  Cumulative preferred stock:
    With mandatory redemption                                  40,667        51,500
    Without mandatory redemption                               12,649        12,649
  Company-obligated mandatorily redeemable
    preferred securities                                      125,000       125,000
  Long-term debt                                            1,193,873     1,093,987
                                                            ---------     ---------
      Total capitalization                                  2,941,880     2,742,396
                                                            ---------     ---------

Current Liabilities:
  Securities due within one year                              100,846        50,847
  Notes payable                                                   -          29,200
  Accounts payable:
    Affiliates                                                 41,020        98,526
    Other                                                     103,415        95,988
  Taxes accrued                                                63,121         8,836
  Interest accrued                                             31,573        23,625
  Other                                                        41,207        37,786
                                                            ---------     ---------
      Total current liabilities                               381,182       344,808
                                                            ---------     ---------

Deferred Credits and Other Liabilities:
  Deferred income taxes                                       941,536       866,058
  Unamortized investment tax credits                           14,389        17,087
  Power purchase contract loss liability (Note 1)           1,514,445     1,699,473
  Nuclear fuel disposal fee                                   162,417       156,959
  Three Mile Island Unit 2 future costs (Note 1)              131,841       128,735
  Other                                                       226,575       261,839
                                                            ---------     ---------
      Total deferred credits and other liabilities          2,991,203     3,130,151
                                                            ---------     ---------

Commitments and Contingencies (Note 1)

      Total Liabilities and Capitalization                 $6,314,265    $6,217,355
                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.



           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                         In Thousands
                                         -------------------------------------------
                                             Three Months           Nine Months
                                         Ended September 30,    Ended September 30,
                                         ------------------     --------------------
                                           2001      2000         2001       2000
                                           ----      ----         ----       ----
Operating Revenues                       $672,131  $605,045   $1,654,867  $1,547,940
                                          -------   -------    ---------   ---------
Operating Expenses:
  Fuel                                      1,524     4,773        4,302      19,966
  Power purchased and interchanged:
    Affiliates                              2,902     6,430       14,574      37,683
    Others                                546,203   417,837    1,139,698     835,112
  Deferred costs, net                    (189,228) (131,954)    (303,102)   (198,950)
  Other operation and maintenance          59,875    97,579      191,331     305,406
  Depreciation and amortization            62,272    57,467      186,705     169,773
  Taxes, other than income taxes           18,295    17,078       48,949      47,567
                                          -------   -------    ---------   ---------
      Total operating expenses            501,843   469,210    1,282,457   1,216,557
                                          -------   -------    ---------   ---------
Operating Income                          170,288   135,835      372,410     331,383
                                          -------   -------    ---------   ---------
Other Income and Deductions:
  Allowance for other funds used during
    construction                              (61)      442         (117)        955
  Other income, net                         7,981    15,701       25,688      19,632
                                          -------    ------     ---------  ---- ----
      Total other income and deductions     7,920    16,143       25,571      20,587
                                          -------   -------    ---------   ---------
Income Before Interest Charges            178,208   151,978      397,981     351,970
                                          -------   -------    ---------   ---------
Interest Charges:
  Long-term debt and notes payable         25,671    24,143       74,892      69,965
  Company-obligated mandatorily
    redeemable preferred securities         2,675     2,675        8,025       8,025
  Other interest                              332       537        1,512         897
  Allowance for borrowed funds used
    during construction                       170      (620)        (261)     (1,439)
                                          -------   -------    ---------   ---------
      Total interest charges               28,848    26,735       84,168      77,448
                                           ------   -------    ---------   ---------
Income Before Income Taxes                149,360   125,243      313,813     274,522
  Income taxes                             58,214    32,450      125,231      91,725
                                          -------   -------    ---------   ---------
Net Income                                 91,146    92,793      188,582     182,797
  Preferred stock dividends                 1,299     1,391        4,081       5,513
                                          -------   -------    ---------   ---------
Earnings Available for Common Stock      $ 89,847  $ 91,402   $  184,501  $  177,284
                                          =======   =======    =========   =========

The accompanying notes are an integral part of the consolidated financial statements.




           JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARY COMPANY

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                                                    In Thousands
                                                          -------------------------
                                                                 Nine Months
                                                             Ended September 30,
                                                          -------------------------
                                                             2001            2000
Operating Activities:                                        ----            ----
  Net income                                              $ 188,582       $ 182,797
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                           208,290         195,620
    Provision for doubtful accounts                             247           6,995
    Regulatory assets, net                                    9,113        (111,026)
    Amortization of property under capital leases               -            11,472
    Loss on sale of investments                                  80             -
    Deferred income taxes and investment tax
      credits, net                                           67,525         285,710
    Deferred costs, net                                    (303,102)       (198,950)
    Allowance for funds used during construction                117            (955)
  Changes in working capital:
    Receivables                                             (61,642)        (39,934)
    Materials and supplies                                     (842)             95
    Special deposits and prepayments                         65,745        (160,487)
    Payables and accrued liabilities                         73,079         (11,983)
    Due to/from affiliates                                  (56,627)         52,108
  Other, net                                                (35,304)          8,227
                                                           --------        --------
      Net cash provided by operating activities             155,261         219,689
                                                           --------        --------
Investing Activities:
  Capital expenditures and investments                     (109,006)        (84,569)
  Contributions to decommissioning trusts                      (902)       (130,141)
  Proceeds from sale of investments                             -             9,265
  Other, net                                                 (2,852)            320
                                                           --------        --------
      Net cash required by investing activities            (112,760)       (205,125)
                                                           --------        --------
Financing Activities:
  Issuance of long-term debt                                148,796             -
  Increase/(decrease) in notes payable, net                 (29,200)        163,000
  Retirement of long-term debt                                  -           (40,000)
  Redemption of preferred stock                             (10,833)        (21,667)
  Capital lease principal payments                              -           (48,516)
  Dividends paid on common stock                            (75,000)       (130,000)
  Dividends paid on preferred stock                          (4,081)         (5,674)
                                                           --------        --------
      Net cash provided/(required) by financing activities   29,682         (82,857)
                                                           --------        --------
Net increase/(decrease) in cash and temporary
  cash investments from above activities                     72,183         (68,293)
Cash and temporary cash investments, beginning of year          801          68,684
                                                           --------        --------
Cash and temporary cash investments, end of period        $  72,984       $     391
                                                           ========        ========
Supplemental Disclosure:
  Interest and preferred dividends paid                   $  77,683       $  79,007
                                                           ========        ========
  Income taxes paid/(refunded)                            $   8,009       $ (40,634)
                                                           ========        ========
  New capital lease obligations incurred                  $     -         $  41,580
                                                           ========        ========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Jersey Central Power & Light Company (JCP&L) is a wholly-owned electric utility subsidiary of FirstEnergy Corp. (FirstEnergy), an Ohio corporation headquartered in Akron, Ohio. JCP&L conducts business under the name GPU Energy along with its affiliates Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec), which are also electric utility subsidiaries of FirstEnergy.

         In August 2000, FirstEnergy entered into an agreement to merge with GPU, Inc., under which FirstEnergy would acquire all of the outstanding shares of GPU, Inc.'s common stock for approximately $4.5 billion in cash and FirstEnergy common stock. The merger became effective on November 7, 2001 and is being accounted for by the purchase method. Prior to that time, JCP&L was a wholly-owned subsidiary of GPU, Inc.



1.  COMMITMENTS AND CONTINGENCIES


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
               ---------------------------------------------------


Stranded Costs and Regulatory Restructuring Orders:
--------------------------------------------------

         With the transition to a competitive marketplace for generation service in New Jersey, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

         In March 2001, the New Jersey Board of Public Utilities (NJBPU) issued a Final Decision and Order (Final Order) with respect to JCP&L's rate unbundling, stranded cost and restructuring filings, which supersedes a Summary Order issued by the NJBPU in May 1999. The Final Order confirms rate reductions set forth in the Summary Order, which began in August 1999 and will remain in effect at increasing levels through July 2003, and provides for, among other things, deregulation of the costs associated with providing electric generation service. The Final Order confirms the establishment of a non-bypassable societal benefits charge to recover costs associated with, among other things, nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC). The Final Order provides for the ability to recover stranded costs; however, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to the generating asset divestitures until JCP&L's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon.

         In addition, JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying basic generation service
(BGS) to non-shopping  customers and costs incurred under nonutility  generation
(NUG) agreements exceed amounts collected in its BGS and MTC rates. The Final Order allows for securitization of the NUG portion of JCP&L's deferred balance so long as conditions of the New Jersey restructuring legislation are met. However, JCP&L must seek NJBPU authorization to securitize that portion of its deferred balance related to above-market NUG costs. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

         The Final Order also provides for the ability to securitize stranded costs associated with Oyster Creek. JCP&L has filed a petition with the NJBPU requesting authorization to issue $320 million of transition bonds to securitize the recovery of certain of these costs.

Supply of Electricity:
---------------------

         As a result of the NJBPU's Restructuring Order, JCP&L is required to supply electricity to customers who do not choose an alternate supplier. Given that JCP&L has essentially exited the generation business and will have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, there will be increased risks associated with supplying that electricity.

         JCP&L is permitted to defer for future recovery the amount by which its reasonable and prudently incurred costs associated with providing basic generation service to non-shopping customers and costs incurred under NUG agreements exceed amounts currently reflected in its BGS and MTC rates. As of September 30, 2001, such deferred balance totaled $551 million.

         On September 26, 2001, the NJBPU approved the merger between FirstEnergy and GPU, Inc., subject to the terms and conditions set forth in a Stipulation of Settlement which had been signed by the major parties in the merger discussions. Under this Stipulation of Settlement, FirstEnergy agreed to reduce JCP&L's deferred balance by $300 million, in order to ensure that customers receive the benefit of future merger savings. In accordance with the Settlement, JCP&L wrote off $300 million of its deferred balance effective upon receipt of the final regulatory approval for the merger, which occurred on October 29, 2001.

Generation Agreements:
---------------------

         The evolving competitive generation market has created uncertainty regarding the forecasting of energy supply needs, which has caused the company to seek shorter-term agreements offering more flexibility. JCP&L currently manages its electricity supply planning on a combined basis with its GPU Energy affiliates. The current supply plan generally utilizes short- to intermediate-term commitments (one month to three years), with any residual needs being purchased from the short-term market (one hour to one month).

         JCP&L and its GPU Energy affiliates have entered into agreements with third party suppliers to purchase capacity and energy through 2004. As of September 30, 2001, payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $282 million for the remainder of 2001, $781 million in 2002, $115 million in 2003 and $5 million in 2004.

         Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, JCP&L was required to enter into long-term power purchase agreements with NUGs for the purchase of energy and capacity, which agreements have remaining terms of up to 15 years. The rates under virtually all of these NUG agreements are substantially in excess of current and projected prices from alternative sources, except for periods when JCP&L is required to meet high customer demand, typically during periods of extremely hot weather or when power supplies are limited. The following table shows JCP&L's actual payments from 1999 through September 30, 2001, and estimated payments thereafter through 2006:

                        Calendar               Payments Under NUG Agreements
                          Year                         (in millions)
                          ----                         -------------

                          1999                            $388
                          2000                             364
                          2001                             411
                          2002                             480
                          2003                             480
                          2004                             472
                          2005                             462
                          2006                             458

         The NJBPU Final Order provides JCP&L assurance of full recovery of its NUG costs (including above-market NUG costs and certain buyout costs). At September 30, 2001, JCP&L had recorded, on a present value basis, an estimated liability of $1.5 billion on its Consolidated Balance Sheet for above-market NUG costs, which was offset by corresponding regulatory assets. JCP&L is continuing efforts to reduce the above-market costs of these agreements; however, there can be no assurance as to the extent to which these efforts will be successful.

         In 1997, the NJBPU approved a Stipulation of Final Settlement which, among other things, provided for the recovery of costs associated with the buyout of the Freehold Cogeneration power purchase agreement (Freehold buyout). The NJBPU approved the cost recovery of up to $135 million on an interim basis subject to refund. In March 2001, the NJBPU issued a Final Order that provided for the continued recovery of the Freehold buyout, but this order did not alter the interim nature of such recovery, pending a final decision by the NJBPU. As of July 2001, JCP&L had completely recovered the Freehold buyout costs. There can be no assurance as to the outcome of this matter.


                               ACCOUNTING MATTERS
                               ------------------

         In 1999, JCP&L discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of Electricity
- Issues Related to the Application of FAS 71 and FAS 101," with respect to its electric generation operations. The transmission and distribution portion of JCP&L's operations continues to be subject to the provisions of FAS 71. Regulatory assets, net as reflected in the September 30, 2001 and December 31, 2000 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

                                                          In Thousands
                                              ---------------------------------
                                              September 30,        December 31,
                                                  2001                2000
                                              -------------        -----------


MTC / basic generation service                  $2,640,277          $2,592,663
Costs recoverable through distribution rates       271,201             298,266
Societal benefits charge                           160,479             206,555
Income taxes recoverable through future
  MTC / distribution rates, net                     95,188              87,588
                                                 ---------           ---------
     Total regulatory assets, net               $3,167,145          $3,185,072
                                                 =========           =========

         As of September 30, 2001, Regulatory assets, net shown above included $551 million of deferred energy-related costs plus interest (net of collections). This deferred balance includes the under-recovered costs of supplying electricity to customers who did not choose an alternate supplier, as well as above-market NUG costs, but excludes the net generation asset divestiture gains which were used to reduce stranded costs. As discussed in the Competition and the Changing Regulatory Environment section, JCP&L wrote off $300 million of its deferred balance upon consummation of the FirstEnergy/GPU, Inc. merger.


                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

         In 1999, JCP&L and its GPU Energy affiliates sold Three Mile Island Unit 1 (TMI-1) to AmerGen Energy Company, LLC (AmerGen) for approximately $100 million, and in 2000, JCP&L sold Oyster Creek to AmerGen for approximately $10 million. As part of the sales, AmerGen has assumed full responsibility for decommissioning the plants, and JCP&L and its GPU Energy affiliates have transferred $320 million of TMI-1 decommissioning trust funds to AmerGen (of which JCP&L's share was $80 million), and JCP&L has transferred $430 million of Oyster Creek decommissioning trust funds to AmerGen. Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident, is jointly owned by JCP&L and its GPU Energy affiliates, with JCP&L having a 25% ownership percentage. JCP&L's net investment in TMI-2 as of September 30, 2001 and December 31, 2000 was $51 million and $55 million, respectively. JCP&L is collecting revenues for TMI-2 on a basis which provides for the recovery of its remaining investment in the plant by 2008.

TMI-2:
------

         As a result of the 1979 TMI-2 accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against JCP&L, Met-Ed, Penelec and GPU, Inc. (the defendants). Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

         At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, JCP&L, Met-Ed and Penelec had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan and (c) an indemnity agreement with the Nuclear Regulatory Commission (NRC) for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, JCP&L, Met-Ed and Penelec are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million, of which JCP&L's share is $7.5 million.

         In 1995, the US Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the

"finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

         The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. In 1996, the US Supreme Court denied petitions filed by the defendants to review the Court of Appeals' rulings.

         In 1996, the District Court granted a motion for summary judgment filed by the defendants, and dismissed the ten initial "test cases" which had been selected for a test case trial, as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by the defendants and the plaintiffs.

         In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs took an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision. In July 2001, the defendants renewed their motion for Summary Judgment of the remaining 2,100 claims in the District Court.

         There can be no assurance as to the outcome of this litigation.

         JCP&L believes that any liability to which it might be subject by reason of the TMI-2 accident will not exceed its financial protection under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS
                         ------------------------------

         Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the US Department of Energy (DOE).

         In 1995, a consultant performed a site-specific study of TMI-2 that considered various decommissioning methods and estimated the cost of decommissioning the radiological portion and the cost of removal of the nonradiological portion of the plant, using the prompt removal/dismantlement method. Management has reviewed the methodology and assumptions used in this study, is in agreement with them, and believes the results are reasonable. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. JCP&L's share of the estimated retirement costs under the 1995 site-specific study, assuming decommissioning of TMI-2 in 2014, is $115 million for radiological decommissioning and $9.8 million for non-radiological removal costs (net of $3.2 million spent as of September 30, 2001)(in 2001 dollars).

         JCP&L and its GPU Energy affiliates are each responsible for retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring TMI-2 may be different from the cost estimate contained in this site-specific study. The NRC has established a decommissioning funding target which, while not an actual cost estimate, is a reference level designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. The current NRC funding target exceeds the site-specific study cost estimate by $10 million.

         JCP&L's estimated liability for future TMI-2 retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheet) as of September 30, 2001 was $132 million, and as of December 31, 2000 was $129 million. This liability is based upon the 1995 site-specific study estimate (in 2001 and 2000 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $7 million, both as of September 30, 2001 and December 31, 2000, as a result of TMI-2 entering long-term monitored storage in 1993.

         Offsetting the $132 million liability for future TMI-2 retirement costs as of September 30, 2001 was $20 million which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheet, and $113 million in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheet.

         The NJBPU has granted JCP&L revenues for TMI-2 retirement costs based on the 1995 site-specific study estimate. In addition, JCP&L is recovering a portion of its share of TMI-2 incremental monitored storage costs.

         As of September 30, 2001, the accident-related portion of TMI-2 radiological decommissioning costs was estimated to be $20 million for JCP&L, which is based on the 1995 site-specific study (in 2001 dollars). In connection with rate case resolutions, JCP&L made contributions to an irrevocable external trust for its share of the accident-related portion of the decommissioning liability in the amount of $15 million. This contribution was not recoverable from customers and was expensed in 1990.

         JCP&L intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

         JCP&L and its GPU Energy affiliates own all of the common stock of the Saxton Nuclear Experimental Corporation, which owns a small demonstration nuclear reactor. Decommissioning of the plant is expected to be completed in 2002. JCP&L's estimated liability for future Saxton decommissioning costs at September 30, 2001 was $7 million, net of $19 million spent by JCP&L through September 30, 2001.

                                    INSURANCE
                                    ---------

         JCP&L has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy. There is no assurance that JCP&L will maintain all existing insurance coverages. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of JCP&L.

         JCP&L and its GPU Energy affiliates have purchased property and decontamination insurance coverage for TMI-2 totaling $150 million.

         The Price-Anderson Act limits an owner's liability to third parties resulting from a nuclear incident to approximately $9.5 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Although TMI-2 is exempt from retrospective premium assessments, the plant is still covered by the provisions of the Price-Anderson Act. In addition, JCP&L and its GPU Energy affiliates are subject to other retrospective premium assessments related to policies applicable to TMI-1 prior to its sale to AmerGen.


                              ENVIRONMENTAL MATTERS
                              ---------------------

         As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, JCP&L may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants (MGP), coal mine refuse piles and generation facilities. In addition, federal and state laws provide for payment by responsible parties for damage to natural resources.

         At  September  30,  2001,   JCP&L  had  liabilities   recorded  on  its
Consolidated Balance Sheet for environmental remediation of $52 million, as discussed below.

         JCP&L has been formally notified by the US Environmental Protection Agency (EPA) and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at eight hazardous and/or toxic waste sites.

         In addition, JCP&L has been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which it has not been formally named as a PRP, although the EPA and/or state authorities may nevertheless consider it a PRP. JCP&L has also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of September 30, 2001, a liability of approximately $0.8 million had been recorded for PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

         The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to JCP&L.

         JCP&L has entered into agreements with the New Jersey Department of Environmental Protection for the investigation and remediation of 17 formerly owned MGP sites. JCP&L has also entered into various cost-sharing agreements with other utilities for most of the sites. As of September 30, 2001, JCP&L has spent approximately $48 million in connection with the cleanup of these sites. In addition, JCP&L has recorded an estimated environmental liability of $49.1 million relating to expected future costs of these sites (as well as two other properties). This estimated liability is based upon ongoing site investigations and remediation efforts, which generally involve capping the sites and pumping and treatment of ground water. The cost to clean up these sites could be materially in excess of the $49.1 million due to significant uncertainties, including changes in acceptable remediation methods and technologies.

         The NJBPU has granted JCP&L recovery of MGP remediation costs through the Societal Benefits Charge. As of September 30, 2001, JCP&L had recorded on its Consolidated Balance Sheet a regulatory asset of $41.3 million. In 1994, JCP&L filed a complaint with the Superior Court of New Jersey against several of its insurance carriers, relating to these MGP sites. JCP&L has settled with those carriers and the recoveries from those settlements will be used to reduce the amounts collected from ratepayers to remediate these sites.


                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

Class Action Litigation:
-----------------------

         In July 1999, the Mid-Atlantic states experienced a severe heat storm which resulted in power outages throughout the service territories of many electric utilities, including the territory of JCP&L. Following these outages, the NJBPU initiated an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four New Jersey electric utilities. This investigation was essentially completed in May 2000, with the issuance of Phase I and Phase II reports and orders from the NJBPU. Both the Phase I and Phase II reports and orders contain, among other things, directions for JCP&L to undertake certain actions and report back to the NJBPU on the results. Additionally, the NJBPU Phase II order concluded that there is not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers.

         Two class action lawsuits were commenced in New Jersey Superior Court in July 1999. These suits were subsequently consolidated into a single proceeding, and they seek compensatory and punitive damages arising from the service interruptions of July 1999 in the JCP&L territory. JCP&L, GPU, Inc., GPU Service, Inc. and GPU Generation, Inc. (the defendants named in these suits) moved to dismiss or stay the litigation pending the NJBPU's exercise of its primary jurisdiction to investigate the causes of the outages. The trial court denied that motion, and also certified a plaintiff class consisting of JCP&L customers and their "dependents, tenants, employees and other intended beneficiaries of customers who suffered damages as a result" of the service interruptions.

         In January 2000, the New Jersey Appellate Division granted the defendants' motion for leave to take an interlocutory appeal of the trial court's decision on the issue of primary jurisdiction. On June 14, 2000, the Appellate Division affirmed the trial court but determined that the NJBPU's findings in the exercise of its "exclusive jurisdiction" could be "probative...but not determinative" of at least some of the issues in the litigation, and leaving it to the trial court to "decide in the first instance just what weight and validity to give the [NJBPU's] findings and conclusions."

         In response to the defendants' demand for a statement of damages, the plaintiffs have stated that they are seeking $700 million, subject to the results of pretrial discovery. JCP&L has notified its insurance carriers of the plaintiffs' allegations. The primary insurance carrier has stated that, while the substance of the plaintiffs' allegations is covered under the policy, it is reserving its rights concerning coverage as circumstances develop. JCP&L has received indemnification payments from its primary insurance carrier for certain expenses incurred by JCP&L relative to this action.

         In May 2001, the court denied without prejudice the defendants' motion seeking decertification of the class. Discovery continues in the class action, but no trial date has been set. The judge has set a schedule under which factual legal discovery would conclude in March 2002, and expert reports would be exchanged by June 2002. In October 2001, the court held argument on the plaintiffs' motion for partial summary judgment, which contends that JCP&L is bound to several findings of the NJBPU investigation. The plaintiffs' motion is pending. There can be no assurance as to the outcome of these matters.

Other:
-----

         JCP&L and Public Service Electric & Gas Company (PSE&G) each hold a 50% undivided ownership interest in Yards Creek Pumped Storage Facility (Yards Creek). In December 1998, JCP&L filed a petition with the NJBPU seeking a declaratory order that PSE&G's right of first refusal to purchase JCP&L's ownership interest at its current book value under a 1964 agreement between the companies is void and unenforceable. Management believes that the fair market value of JCP&L's ownership interest in Yards Creek is substantially in excess of its September 30, 2001 book value of $21 million. There can be no assurance as to the outcome of this matter.

         In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), JCP&L has entered into contracts with, and paid fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In 1996, the DOE notified JCP&L and other Standard Contract holders that it would be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In June 1997, a consortium of electric utilities, including GPU Nuclear, Inc. (GPUN), the former operator of the nuclear plants previously owned by JCP&L and its GPU Energy affiliates, filed a license application with the NRC seeking permission to build an interim above-ground storage facility for spent nuclear fuel in Utah.

         At September 30, 2001, JCP&L had recorded a liability of $162 million owed to the Nuclear Waste Fund, related to spent nuclear fuel generated prior to the sales of TMI-1 and Oyster Creek to AmerGen. AmerGen has assumed all liability for disposal costs related to spent nuclear fuel generated following its purchase of the plants.

         On July 26, 2000, GPUN filed suit in the United States Court of Federal Claims seeking to recover damages as a result of the DOE's failure to commence disposal of GPUN's spent nuclear fuel by January 31, 1998, as required by the terms of the Standard Contracts between GPUN and DOE. The complaint seeks damages from the Government in an amount to be determined at trial. GPUN has alleged that it is entitled to damages attributable to operations at both TMI-1 and Oyster Creek. In an August 20, 2001 pleading, the Government acknowledged that the DOE's inability to begin providing the services required by the Standard Contract by January 31, 1998 constituted a partial breach of the Standard Contract. In the same pleading, the Government stated that GPUN may lack standing to maintain its suit because it assigned its Standard Contracts and title to its spent nuclear fuel to the buyer of TMI-1 and Oyster Creek. By order dated September 24, 2001, the Court stated that it would hold in abeyance any final determination on standing until the completion of discovery, which is currently underway. There can be no assurance as to the outcome of this matter.

         During the normal course of the operation of its business, in addition to the matters described above, JCP&L is, from time to time, involved in disputes, claims and, in some cases, as a defendant in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. While management does not expect that the outcome of these matters will have a material effect on JCP&L's financial position or results of operations, there can be no assurance that this will continue to be the case.



2.  NEW ACCOUNTING STANDARDS

         JCP&L's use of derivative instruments is intended to manage the risk of price fluctuations. JCP&L does not hold or issue derivative instruments for trading purposes.

         Effective January 1, 2001, JCP&L adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

         In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet, measured at their fair value. Derivatives not designated as hedges must be adjusted to fair value with an offset to income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of the asset or liability through income, or recognized in accumulated other comprehensive income until the hedged item is  recognized  in  income.  To the extent  the hedge is  determined  to be ineffective, that portion of the derivative's change in fair value is immediately recognized in income. FAS 133 provides an exemption for certain contracts that qualify as "normal purchases and sales." To qualify for this exclusion, certain criteria, including that it must be probable that the contract will result in physical delivery, must be met.

         The adoption of FAS 133 on January 1, 2001 resulted in the recognition of derivative assets on the Consolidated Balance Sheet at January 1, 2001 in the amount of $21.8 million with offsetting amounts, net of tax, recorded in Accumulated other comprehensive income, of $5.1 million and in Regulatory assets, net, of $13 million.

         JCP&L uses New York Mercantile Exchange futures and Over-the-Counter forward contracts and options on forward contracts to manage the risk of fluctuations in the market price of electricity. JCP&L also manages the natural gas requirements of certain NUG facilities that generate and sell energy to JCP&L under long-term contracts. The majority of the forward commodity contracts are considered "normal purchases and sales," as defined by FAS 133, and therefore are excluded from the scope of FAS 133.

         The energy options, forward contracts and gas futures contracts determined to be derivatives under FAS 133 are accounted for as cash flow hedges and expire on various dates through June 2002. These contracts are recorded at fair value on JCP&L's September 30, 2001 Consolidated Balance Sheet in the amount of $1 million. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Power purchased and interchanged on the Consolidated Statement of Income when the underlying power being hedged is purchased. Of the $1.6 million recorded in Accumulated other comprehensive income as of September 30, 2001, JCP&L expects a pre-tax gain of approximately $2.7 million to be recognized in income within the next twelve months. The ineffective portion of these commodity contracts was immaterial for the quarter ended September 30, 2001.

         When JCP&L and its GPU Energy affiliates sold TMI-1 to AmerGen, the parties entered into an agreement which calls for an adjustment to the purchase price of TMI-1 in the event of future energy price increases. If the future price of energy exceeds the strike price during the contract year as defined per the agreement, JCP&L and its GPU Energy affiliates will receive payments from AmerGen, subject to a market price cap. However, if the future price of energy is less than the strike price during a contract year, a credit is applied against future contract payments that would be received from AmerGen. This agreement qualifies as a derivative as defined by FAS 133, and its value is recorded on the Consolidated Balance Sheet based on the present value of the contract's projected future cash flows. As of September 30, 2001, JCP&L's share of this amount was $13.7 million and was included in Other Property and Investments - Other, net on the Consolidated Balance Sheet. An offsetting regulatory liability was recorded against Regulatory assets, net, representing the obligation to treat the retail portion of payments received as stranded cost revenues when received.

         In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (FAS
142), "Goodwill and Other Intangible Assets". These new standards are effective beginning July 1, 2001. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. Under FAS 142, amortization of existing goodwill will cease on January 1, 2002 and instead goodwill will be tested for impairment at least on an annual basis. As of September 30, 2001, JCP&L did not have any goodwill on its balance sheet, however, as a result of the merger of FirstEnergy and GPU, Inc. which became effective on November 7, 2001, there will be goodwill associated with this merger applied to JCP&L. The amount of goodwill to be applied to JCP&L has not yet been determined.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations." FAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. JCP&L is currently assessing the new standard and has not yet determined the impact on its financial statements.

         In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 is effective for fiscal years beginning after June 15, 2001, with early adoption encouraged. JCP&L is currently assessing the new standard and has not yet determined the impact on its financial statements.



3.  COMPREHENSIVE INCOME

      For the nine months ended September 30, 2001 and 2000, comprehensive income is summarized below.

                                                             In Thousands
                                                        ----------------------
                                                             Nine months
                                                          Ended September 30,
                                                        ----------------------
                                                           2001          2000
                                                           ----          ----

Net income                                              $184,501      $182,797
                                                         -------       -------
Other comprehensive income, net of tax:
     Cumulative effect of change in accounting
       for derivative instruments at 1/1/01                5,180          -
     Net unrealized loss on derivative instruments        (4,250)         -
                                                         -------       -------
       Total other comprehensive income                      930          -
                                                         -------       -------
Comprehensive income                                    $185,431      $182,797
                                                         =======       =======

                                     PART II

ITEM 1 -    LEGAL PROCEEDINGS
            -----------------
            Information concerning the current status of certain legal proceedings instituted against JCP&L discussed in Part I of this report in the Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
           (a) Exhibits

               (12) Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends Based on SEC Regulation S-K, Item 503

           (b) Reports on Form 8-K

               Dated August 28, 2001, under Item 5 (Other Events)

               Dated September 4, 2001, under Item 5 (Other Events)

               Dated  September  28,  2001,  under Item 5 (Other  Events)

               Dated October 30, 2001, under Item 5 (Other Events)

               Dated November 9, 2001, under Item 1 (Changes in Control of Registrant) and under Item 4 (Changes in Registrant's Certifying Accountant)

                                    Signature
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2001

                                   JERSEY CENTRAL POWER & LIGHT COMPANY
                                   ------------------------------------
                                               Registrant






                                        /s/ Harvey L. Wagner
                                   ------------------------------------
                                            Harvey L. Wagner
                                      Vice President and Controller
                                     (Principal Accounting Officer)